Form 10QSB
period 2008-03-31
1 LANE TECHNOLOGIES CORP
filed 2008-04-21
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: March 31, 2008

Commission File number: 333-147629

1 LANE TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

98-0552470
(IRS Employee Identification No.)

c/o Aviram Malik
76/7 Zalman Shazar Street.
Hod Hasharon, Israel 45350
Phone number: 972-(72) 2121324
Fax number: 972-(9) 7458267
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	7,000,000
(Class)	(Outstanding as of April 21, 2008)

1 LANE TECHNOLOGIES CORP.
Form 10-QSB

Part I: Financial Information

Item 1. Financial Statements

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2008

Financial Statements-

Balance Sheets as of March 31, 2008 and December 31, 2007	F-2

Statements of Operations for the Three Months Ended
March 31, 2008, and Cumulative from Inception	F-3

Statement of Stockholders’ (Deficit) for the Period from Inception
Through March 31, 2008	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2008,
and Cumulative from Inception	F-5

Notes to Financial Statements March 31, 2008	F-6

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$2,011	$5,882

Total current assets	2,011	5,882

Other Assets:
Patent pending	60,000	60,000
Deferred offering costs	25,000	20,000

Total other assets	85,000	80,000

Total Assets	$87,011	$85,882

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Patent contract obligation	$30,000	$30,000
Accrued liabilities	4,873	21,000
Loans from related parties - Directors and stockholders	79,300	39,300

Total current liabilities	114,173	90,300

Total liabilities	114,173	90,300

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 7,000,000 shares issued and outstanding	700	700
(Deficit) accumulated during the development stage	(27,862)	(5,118)

Total stockholders' (deficit)	(27,162)	(4,418)

Total Liabilities and Stockholders' (Deficit)	$87,011	$85,882

The accompanying notes to financial statements
are an integral part of this balance sheet.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2008
(Unaudited)
	Three Months
	Ended	Cumulative
	March 31,	From
	2008	Inception
Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	10,111	12,861
Legal - incorporation	-	2,200
Consulting	12,000	12,000
Other	633	801

Total general and administrative expenses	22,744	27,862

(Loss) from Operations	(22,744)	(27,862)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(22,744)	$(27,862)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	7,000,000

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2008
(Unaudited)
			(Deficit)
			Accumulated
			During the
	Common stock		Development
	Shares	Amount	Stage	Totals
Balance - November 7, 2007	-	$-	$-	$-

Common stock issued for cash	7,000,000	700	-	700

Net (loss) for the period	-	-	(5,118)	(5,118)

Balance - December 31, 2007	7,000,000	$700	$(5,118)	$(4,418)

Net (loss) for the period	-	-	(22,744)	(22,744)

Balance - March 31, 2008	7,000,000	$700	$(27,862)	$(27,162)

The accompanying notes to financial statements are
an integral part of this statement.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(22,744)	$(27,862)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net liabilities-
Accrued liabilites	(16,127)	4,873

Net Cash Used in Operating Activities	(38,871)	(22,989)

Investing Activities:
Acquisition and costs of patent pending	-	(30,000)

Net Cash Used in Investing Activities	-	(30,000)

Financing Activities:
Deferred offering costs	(5,000)	(25,000)
Issuance of common stock for cash	-	700
Loans from related parties - Directors and stockholders	40,000	79,300

Net Cash Provided by Financing Activities	35,000	55,000

Net (Decrease) Increase in Cash	(3,871)	2,011

Cash - Beginning of Period	5,882	-

Cash - End of Period	$2,011	$2,011

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:

An accrual in the amount $30,000 was incurred when the Company acquired the Patent.

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

1 Lane technologies Corp. (“1 Lane technologies” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 17, 2007. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Security system for mobile vehicles, trucks and shipping containers ” which is a device intended to provide security for mobile entities. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of 1 Lane technologies were prepared from the accounts of the Company under the accrual basis of accounting.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.03 for proceeds of up to $90,000. The Registration Statement on Form SB-2 was filed with the SEC on January 29, 2008 and declared effective on February 19, 2008.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the periods ended March 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to The Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2007, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2008

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the period ended March 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Security system for mobile vehicles, trucks and shipping containers ” which is a device intended to provide security for mobile entities. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the right, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.03 for proceeds of up to $90,000. The Registration Statement on Form SB-2 was filed with the SEC on January 29, 2008 and declared effective on February 19, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the right, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, or an investor or promoter of such. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $60,000 as of March 31, 2008. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2008, loans from related parties - Directors and stockholders amounted to $79,300, and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

(5)  Common Stock

On November 13, 2007, the Company issued 7,000,000 shares of its common stock to seven individuals who are founders of the Company, including the Company's initial Directors and officers for proceeds of $700.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $90,000. As of March 31, 2008, the Company had incurred $25,000 of deferred offering costs related to this capital formation activity.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2008, was as follows (assuming a 23% effective tax rate):

2008
Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$5,231
Change in valuation allowance	(5,231)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2008, as follows:

2008
Loss carryforwards	$6,408
Less - Valuation allowance	(6,408)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

As of March 31, 2008, the Company had approximately $27,862 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

On November 20, 2007, we subscribed 1,505,000 shares of our common stock to Mr. Aviram Malik, our President and Director, for a cash payment of $150.

On November 20, 2007, we subscribed 500,000 shares of our common stock to Mr. Gal Ilivitzki, our Secretary and Director, for a cash payment of $50.

As described in Note 4, as of March 31, 2008, the Company owed $79,300 Directors, officers, and principal stockholders of the Company for working capital loans.

(8)  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this annual report, the terms “1 LANE TECHNOLOGIES CORP. ”, “Company”, “we”, or “our”, unless the context otherwise requires, mean 1 LANE TECHNOLOGIES CORP. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•  dependence on key personnel;

•  competitive factors;

•  degree of success of research and development programs

•  the operation of our business; and

•  general economic conditions in the United States, Israel and China

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

ABOUT OUR COMPANY

We were incorporated in Delaware on September 17, 2007 and are a development stage company. On November 25, 2007, we entered into an exclusive worldwide patent-pending sale agreement (the “Assignment Document of Worldwide Rights”) with Mr. Eliezer Sheffer, the original inventor, in relation to a patent-pending technology (Patent Application Number: 11/720,518). We plan to use said technology (security systems for mobile vehicles, trucks, and shipping containers) to create a unique wireless data platform to support minute by minute data transmissions in exchange for a commitment to pay Mr. Sheffer Sixty thousand United States Dollars (US $60,000), according to the condition specified in the “Assignment Document of Worldwide Rights” related to the Patent Application Number 11/720,518.

1 Lane Technologies Corp.’s flagship product is a wireless data platform that supports minute by minute data transmissions. It is intended for use in three main applications:

•	A reliable and cheap data service: The wide region reliable, cheap data and SMS service that can integrate and interact with all standard equipment in use today.

•	A wide region data control relay: The secure control data relay can be transmitted from various stations all over the region to one or more central locations.

•
A real-time, robust short message wireless service will always be available, such that users can transmit vital information from hospitals, emergency centers, and security apparatus to one or more control centers using AATTM (At-All-Times).

The basic system, using 1 Lane’s proprietary, patent-pending technology, utilizes the Industrial Scientific Medical (ISM) non-licensed spectrum to provide short message and data transmission. The capacity is in an order of magnitude higher and more robust than any currently available wireless or cellular network.

Two major deficiencies plague today’s current offerings: communications tampering and excessive numbers of false alarms. 1 Lane acquired the rights to the patent-pending technology above, to address these major deficiencies. It is intended to provide an advanced security system for mobile vehicles, trucks, and shipping containers, while detecting communications tampering and minimizing the number of false alarms.

BUSINESS SUMMARY AND BACKGROUND

1 Lane Technologies Corp. has acquired the rights to a patent-pending technology upon which a unique wireless data platform is built. This platform supports minute-by-minute data transmission intended for several key areas. Preliminary tests have already been run in a real-world environment. The patent-pending technology utilizes the ISM (Industrial Scientific Method) non-licensed spectrum to provide short message transmission and data transmission. The unique element of this system is that it can perform this functionality at an order of magnitude delivering more capacity and much higher robustness than any currently available wireless or cellular network, without interfering whatsoever with other network activities.

The technology enables a subscriber’s stand-alone module to transmit data packets every 60 seconds (or less), with practically unlimited numbers of subscribers, simultaneously and to all locations. The data packet includes key data such as subscribers; ID, location, status, etc.) or any other data messaging applications.

The system provides several key advantages, including: the ability to exploit the readily available, existing worldwide non-licensed spectrum that is transparent to other wireless and existing cellular networks; the ability to either substitute or marginally relate to the on-going transmissions at no additional cost; and the ability to provide non-stop, real-time, fail-safe data via a wireless communications platform that ensures that the wireless link between remote units to a monitoring center (or other unites) cannot be neutralized, severed, deciphered, tampered, or compromised by hackers, without being detected in real-time. These benefits all make this system an excellent platform for mission-critical applications.

1 Lane plans to further develop this system and investigate methods for targeting markets related to security, monitoring and other mission-critical applications, as well as traditional cellular carriers. The initial target market will likely in the area of security/protection for mission-critical assets (both mobile and stationary). This market is currently plagued with two major deficiencies: the inability to detect communications tamper-attempts in real-time, and an excessive amount of false alarms. While there have been attempts to rectify these deficiencies in the past, no current solutions have succeeded either commercially or technically.

The 1 Lane solution is based on three “building blocks”: a subscriber unit, which is based on a standard wireless communications chipset with minor hardware and software algorithm additions; a base unit, which is also based on existing wireless communications transceiver hardware (with additions of hardware and software introduced by external SBC computer to manipulate the standard transceiver operations); and a computer center, which is based on standard PC with the appropriate database management and display software connected via a Virtual Private Network (VPN) to all the base units.

A key concept of this solution includes relying on the repetitive subscriber unit transmission ensure that the subscriber unit is still active and operable and that no tamper or breaches have occurred. As a result of this technology, 1 Lane estimates that it can create a cellular network at a fraction of the cost of current cellular network deployments.

The Company’s marketing plan includes some or all of the following: aligning itself with major cellular, energy and security players; establishing strategic alliances to accelerate the marketing and sales regulatory process (where needed) and utilizing partner distribution channels to market the applications to its maximum potential; integrating additional development projects into its infrastructure as a way of reducing its dependency on the cellular sector; and generally leveraging its scientific and other key resources.

The Company plans to utilize top-level business development personnel in order to actively penetrate its markets and form strategic alliances with leading players. The objective of this strategy is to develop a strong presence in the North American and European markets, create a strong brand recognition and product portfolio, extend its development program, and create an effective global product distribution strategy.

Since 1 Lane has a finished product, our main financial budget is aimed at marketing. The Company expects that the marketing budget’s strategy will be spent primarily on “bringing our product to the world.” This will be accomplished through three major channels: licensing, direct sales, and self-operation.

THIRD-PARTY MANUFACTURERS/MARKETING STRATEGISTS

We mayrely on third parties to develop an effective marketing strategy and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our solution as planned. In addition, we may not be able to contract with third parties to market our solution in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our wireless data system.

INTELLECTUAL PROPERTY

On November 25, 2007, we signed an “Assignment Document of Worldwide Rights” with Eliezer Sheffer, the original patent-pending owner, licensing all rights, title and interest in, for a unique wireless data platform to support minute by minute data transmissions. On May 31, 2007, a patent application was filed in the United States Patent and Trademark Office.

COMPETITION

There are several companies in the wireless and cellular communications industries, including major international manufacturers. We are not, however, aware of any other company that has developed, manufactured, and/or marketed a system or solution of a similar nature that incorporates such a unique wireless data platform to support minute by minute data transmissions.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

As described above, we have entered into an exclusive patent licensing agreement for the patented technology on which our proposed unique wireless data platform. In addition, as described above, we have entered into an “Assignment Document of Worldwide Rights” whereby we acquired full rights to all title, interests etc. related to the patent-pending technology.

In addition, we are developing a website related to our product, which we intend to use to promote, advertise, and potentially market our invention, once the planning and development stages are complete. We intend to full protect our invention and development stages with copyright and trade secrecy laws.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

We may be subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, among other laws. These acts empower the CPSC to protect the public against unreasonable risks of injury associated with consumer products. The CPSC has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repair or repurchase such devices under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of these acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the U.S. and in many jurisdictions throughout the world.

EMPLOYEES

Other than our current directors and officers, Aviram Malik and Gal Ilivitzki, we have no other full time or part-time employees. If and when we develop a strategic marketing plan for bringing our product to global markets, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended March 31, 2008, net cash used by operating activities was $38,871 . The Company incurred net losses of $22,744 for the fiscal quarter ended March 31 2008. Additionally, at March 31, 2008, the Company had a Stockholders’ (Deficit) of $27,162

 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2007 while maintaining reasonable levels general and administrative expenses as the company grows.

Results of Operations:

For the Three Months Ended March 31, 2008

For the Three Months Ended March 31, 2008, the Company had $ NIL in sales and cost of sales of $NIL .

General and administrative expenses amounted to $22,744 for the Three Months Ended March 31, 2008 which was also the net loss for the related period..

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Inflation:

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2.  Changes In Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

a. Exhibits:
3.1*	Articles of Incorporation of the Company

3.2*	By-Laws of the Company

3.3*	Form of Common Stock Certificate of the Company

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the Company’s Form SB-1 filed on January 29, 2008,

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 1 LANE TECHNOLOGIES CORP. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 21, 2008.

1 LANE TECHNOLOGIES CORP.

By:	/s/ Aviram Malik
Aviram Malik, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 18, 2008.

Signature	Title	Date

/s/ Aviram Malik Aviram Malik,	President and CEO and Director	April 21, 2008

/s/ Gal Ilivitski Gal Ilivitski	Secretary and Director and Chief Financial/Accounting Officer	April 21, 2008