Form 10QSB
period 2008-06-30
1 LANE TECHNOLOGIES CORP
filed 2008-07-09
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934
for the quarterly period ended: June 30, 2008

Commission file number: 333-148910

1 LANE TECHNOLOGIES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

98-0552470
(IRS Employee Identification No.)

c/o Aviram Malik
76/7 Zalman Shazar Street.
Hod Hasharon, Israel 45350
Phone number: 972 (72) 2121324
Fax number: 972 (9) 7458267
(Address of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	13,000,000
(Class)	(Outstanding as of July 9, 2008)

1 LANE TECHNOLOGIES CORP.
Form 10-QSB

Part I:  Financial Information

Item 1.  Financial Statements
1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Financial Statements-

Balance Sheets as of June 30, 2008	F-2

Statements of Operations for the Six Months and Three Months Ended
June 30, 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Three Months Ended June 30, 2008,
and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2008	F-5

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
(Unaudited)

ASSETS

Current Assets:
Cash in bank	$64,101

Total current assets	64,101

Other Assets:
Patent pending	60,000

Total other assets	60,000

Total Assets	$124,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Patent contract obligation	$30,000
Accrued liabilities	14,262
Loans from related parties - Directors and stockholders	66,300

Total current liabilities	110,562

Total liabilities	110,562

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	64,700
(Deficit) accumulated during the development stage	(52,161)

Total stockholders' equity	13,539

Total Liabilities and Stockholders' Equity	$124,101

The accompanying notes to financial statements are
an integral part of these financial statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	18,709	28,820	31,570
Legal - incorporation	-	-	2,200
Consulting	1,500	13,500	13,500
Travel	3,365	3,365	3,365
Other	3,494	4,127	4,295

Total general and administrative expenses	27,068	49,812	54,930

(Loss) from Operations	(27,068)	(49,812)	54,930)

Other Income (Expense)
Foreign currency tranaction gains	2,769	2,769	2,769

Provision for income taxes	-	-	-

Net (Loss)	$(24,299)	$(47,043)	$52,161)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	8,417,582	7,708,791

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months
	Ended	Cumulative
	March 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(47,043)	$(52,161)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accrued liabilites	13,262	14,262

Net Cash Used in Operating Activities	(33,781)	(37,899)

Investing Activities:
Acquisition and costs of patent pending	-	(30,000)

Net Cash Used in Investing Activities	-	(30,000)

Financing Activities:
Deferred offering costs	(25,000)	(25,000)
Issuance of common stock	90,000	90,700
Loans from related parties - Directors and stockholders	27,000	66,300

Net Cash Provided by Financing Activities	92,000	132,000

Net (Decrease) Increase in Cash	58,219	64,101

Cash - Beginning of Period	5,882	-

Cash - End of Period	$64,101	$64,101

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:
An accrual in the amount $30,000 was incurred when the Company acquired the Patent.

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.03 for proceeds of up to $90,000. The Registration Statement on Form SB-2 was filed with the SEC on January 29, 2008 and declared effective on February 19, 2008. As of June 30, 2008, the Company has issued 3,000,000 shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the periods ended June 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to The Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2007, for additional information, including significant accounting policies.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008

Income Taxes

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the period ended June 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.03 for proceeds of up to $90,000. The Registration Statement on Form SB-2 was filed with the SEC on January 29, 2008 and declared effective on February 19, 2008. As of June 30, 2008, the Company has issued 3,000,000 shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the right, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, or an investor or promoter of such. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $60,000 as of June 30, 2008. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2008, loans from related parties - Directors and stockholders amounted to $66,300, and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

(5)  Common Stock

On November 13, 2007, the Company issued 7,000,000 shares of its common stock to seven individuals who are founders of the Company, including the Company's initial Directors and officers for proceeds of $700.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 3,000,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $90,000. As of June 30, 2008, the Company had incurred $25,000 of deferred offering costs related to this capital formation activity. As of June 30, 2008, the Company has issued 3,000,000 shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2008, was as follows (assuming a 23% effective tax rate):

2008
Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$10,820
Change in valuation allowance	(10,820)

Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2008, as follows:

2008

Loss carryforwards	$11,997
Less - Valuation allowance	(11,997)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

As of June 30, 2008, the Company had approximately $52,161 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

On November 20, 2007, we subscribed 1,505,000 shares of our common stock to Mr. Aviram Malik, our President and Director, for a cash payment of $150.

On November 20, 2007, we subscribed 500,000 shares of our common stock to Mr. Gal Ilivitzki, our Secretary and Director, for a cash payment of $50.

As described in Note 4, as of June 30, 2008, the Company owed $66,300 Directors, officers, and principal stockholders of the Company for working capital loans.

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
JUNE 30, 2008
(Unaudited)

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

(9)  Events Subsequent to the Balance Sheet Date

On July 3, 2008, the Company issued 3,000,000 shares of restricted common stock at a price of $0.03 per share for proceeds of $90,000.

Item 2.  Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this quarterly report, the terms “1 LANE TECHNOLOGIES CORP.,” “Company,” “we,” or “our,” unless the context otherwise requires, mean 1 LANE TECHNOLOGIES CORP. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•   dependence on key personnel;

•   competitive factors;

•   degree of success of research and development programs;

•   the operation of our business; and

•   general economic conditions in the United States, Israel and China.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

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

•
A real-time, robust short message wireless service will always be available, such that users can transmit vital information from hospitals, emergency centers, and security apparatus to one or more control centers using AAT TM (At-All-Times).

The basic system, using our proprietary, patent-pending technology, utilizes the Industrial Scientific Medical (ISM) non-licensed spectrum to provide short message and data transmission. The capacity is in an order of magnitude higher and more robust than any currently available wireless or cellular network.

Two major deficiencies plague today’s current offerings: communications tampering and excessive numbers of false alarms. We acquired the rights to the patent-pending technology above, to address these major deficiencies. It is intended to provide an advanced security system for mobile vehicles, trucks, and shipping containers, while detecting communications tampering and minimizing the number of false alarms.

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

The technology enables a subscriber’s stand-alone module to transmit data packets every 60 seconds (or less), with practically unlimited numbers of subscribers, simultaneously and to all locations. The data packet includes key data such as subscribers, ID, location, status, etc., or any other data messaging applications.

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

We plan to further develop this system and investigate methods for targeting markets related to security, monitoring and other mission-critical applications, as well as traditional cellular carriers. The initial target market will likely in the area of security/protection for mission-critical assets (both mobile and stationary). This market is currently plagued with two major deficiencies: the inability to detect communications tamper-attempts in real-time, and an excessive amount of false alarms. While there have been attempts to rectify these deficiencies in the past, no current solutions have succeeded either commercially or technically.

Our solution is based on three “building blocks”: a subscriber unit, which is based on a standard wireless communications chipset with minor hardware and software algorithm additions; a base unit, which is also based on existing wireless communications transceiver hardware (with additions of hardware and software introduced by external SBC computer to manipulate the standard transceiver operations); and a computer center, which is based on standard PC with the appropriate database management and display software connected via a Virtual Private Network (VPN) to all the base units.

A key concept of this solution includes relying on the repetitive subscriber unit transmission ensure that the subscriber unit is still active and operable and that no tamper or breaches have occurred. As a result of this technology, we estimate that we can create a cellular network at a fraction of the cost of current cellular network deployments.

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

Since we have a finished product, our main financial budget is aimed at marketing. The Company expects that the marketing budget’s strategy will be spent primarily on “bringing our product to the world.” This will be accomplished through three major channels: licensing, direct sales, and self-operation.

THIRD-PARTY MANUFACTURERS/MARKETING STRATEGISTS

We may rely on third parties to develop an effective marketing strategy and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our solution as planned. In addition, we may not be able to contract with third parties to market our solution in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our wireless data system.

INTELLECTUAL PROPERTY

On November 25, 2007, we signed an “Assignment Document of Worldwide Rights” with Eliezer Sheffer, the original patent-pending owner, licensing all rights, title and interest in a unique wireless data platform to support minute by minute data transmissions. The relevant patent application was filed in the United States Patent and Trademark Office on May 31, 2007.

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

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended June 30, 2008, net cash used by operating activities was $33.781 as compared to $38,871 in the fiscal quarter ended March 31, 2008. The Company incurred net losses of $49,812 for the fiscal quarter ended June 30, 2008, as compared to $22,744 for the fiscal quarter ended March 31 2008. This increase in net loss resulted primarily from additional legal and accounting and other professional fees paid during the fiscal quarter. During the three months ended June 30 2008 , the Company raised gross proceeds in the amount of $90,000 pursuant to the effectiveness of its sb2 registration statement and at June 30, 2008, the Company had a Stockholders equity of $13,539. Subsequent to June 30 2008 the Company raised an additional $90,000 thru the issuance of 3,000,000 restricted common stock at a price of $0.03 per share , however the Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  .

Results of Operations:

For the Three Months Ended June 30, 2008

For the three months ended June 30, 2008, the Company had no revenues and no cost of sales.

General and administrative expenses amounted to $27,068 for the three months ended June 30, 2008, as compared to $22,744 for the three months ended March 31, 2008.  This increase in general and administrative expenses resulted primarily from additional legal and accounting and professional fees paid in the three months ended June 30 2008..

Since inception we have generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected, either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Item 3.    Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Based on the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and our principal financial officer have concluded that there have been no changes in our system of internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Part II. Other Information

Item 1.    Legal Proceedings.

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

a.   Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 1 LANE TECHNOLOGIES CORP. has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized on July 9 2008.

1 LANE TECHNOLOGIES CORP.

By:	/s/ Aviram Malik
Aviram Malik, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on July 9, 2008.

Signature	Title	Date

/s/ Aviram Malik	President and CEO and Director	July 9, 2008
Aviram Malik,

/s/ Gal Ilivitski	Secretary and Director and Chief	July 9, 2008
Gal Ilivitski	Financial/Accounting Officer