Form 10QSB
period 2008-09-30
1 LANE TECHNOLOGIES CORP
filed 2008-10-16
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934
for the quarterly period ended: September 30 , 2008

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	65,000,000
(Class)	(Outstanding as of October 16, 2008)

1 LANE TECHNOLOGIES CORP.
Form 10-QSB

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Financial Statements-

Balance Sheets as of September 30, 2008 and December 31, 2007	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2008,
and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2008	F-5

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS
	2008	2007
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$3,606	$5,882
Advances to officers	8,700	-

Total current assets	12,306	5,882

Other Assets:
Deferred offering costs	-	20,000
Patent pending	60,000	60,000

Total other assets	60,000	80,000

Total Assets	$72,306	$85,882

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$3,000	$21,000
Patent contract obligation	-	30,000
Loans from related parties - Directors and stockholders	-	39,300

Total current liabilities	3,000	90,300

Total liabilities	3,000	90,300

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 65,000,000 and 35,000,000 shares
issued and outstanding, respectively	6,500	3,500
Additional paid-in capital	152,000	-
Discount on common stock	(2,800)	(2,800)
(Deficit) accumulated during the development stage	(86,394)	(5,118)

Total stockholders' equity	69,306	(4,418)

Total Liabilities and Stockholders' Equity	$72,306	$85,882

The accompanying notes to financial statements are
an integral part of these financial statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)
	Three Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	7,713	36,533	39,283
Legal - incorporation	-	-	2,200
Consulting	13,500	27,000	27,000
Travel	8,794	12,159	12,159
Other	1,306	5,433	5,601

Total general and administrative expenses	31,313	81,125	86,243

(Loss) from Operations	(31,313)	(81,125)	(86,243)

Other Income (Expense)
Foreign currency transaction gains	-	2,769	2,769
Foreign currency transaction expenses	(2,920)	(2,920)	(2,920)

Provision for income taxes	-	-	-

Net (Loss)	$(34,233)	$(81,276)	$(86,394)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	64,673,913	47,317,518

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)
	Nine Months
	Ended	Cumulative
	September 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(81,276)	$(86,394)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Accrued liabilites	2,000	3,000

Net Cash Used in Operating Activities	(79,276)	(83,394)

Investing Activities:
Advances to officers	(8,700)	(8,700)
Acquisition and costs of patent pending	(30,000)	(60,000)

Net Cash Used in Investing Activities	(38,700)	(68,700)

Financing Activities:
Deferred offering costs	(25,000)	(25,000)
Issuance of common stock	180,000	180,700
Loans from related parties - Directors and stockholders	(39,300)	-

Net Cash Provided by Financing Activities	115,700	155,700

Net (Decrease) Increase in Cash	(2,276)	3,606

Cash - Beginning of Period	5,882	-

Cash - End of Period	$3,606	$3,606

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 15,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.03 for proceeds of up to $90,000. The Registration Statement on Form SB-2 was filed with the SEC on January 29, 2008 and declared effective on February 19, 2008. As of September 30, 2008, the Company has issued 15,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the periods ended September 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to The Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2007, for additional information, including significant accounting policies.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008

Income Taxes

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and expenses for the period ended September 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 15,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.03 for proceeds of up to $90,000. The Registration Statement on Form SB-2 was filed with the SEC on January 29, 2008 and declared effective on February 19, 2008. As of September 30, 2008, the Company has issued 15,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the right, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, or an investor or promoter of such. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $60,000 as of September 30, 2008. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(4)  Common Stock

On November 13, 2007, the Company issued 35,000,000 shares (post forward stock split) of its common stock to seven individuals who are founders of the Company, including the Company's initial Directors and officers for proceeds of $700.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 15,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $90,000. As of September 30, 2008, the Company had incurred $25,000 of deferred offering costs related to this capital formation activity. As of September 30, 2008, the Company has issued 15,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

On July 28, 2008, the Company implemented a 5 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of July 25, 2008. As a result of the Split, each holder of record on the Record Date automatically received four additional shares of the Registrant’s common stock. After the Split, the number of shares of common stock issued and outstanding are 65,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(5)  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2008, was as follows (assuming a 23% effective tax rate):
2008
Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$18,693
Change in valuation allowance	(18,693)

Total deferred tax provision	$-

The Company had deferred income tax assets as of September 30, 2008, as follows:
2008

Loss carryforwards	$19,871
Less - Valuation allowance	(19,871)

Total net deferred tax assets	$-

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2008, the Company had approximately $86,394 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

On November 20, 2007, we subscribed 7,525,000 shares (post forward stock split) of our common stock to Mr. Aviram Malik, our President and Director, for a cash payment of $150.

On November 20, 2007, we subscribed 2,500,000 shares (post forward stock split) of our common stock to Mr. Gal Ilivitzki, our Secretary and Director, for a cash payment of $50.

As of September 30, 2008, the Company advanced $8,700 Directors and officers of the Company.

As of September 30, 2008, consulting fees in the amount of $4,000 were paid to a Director of the Company.

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
SEPTEMBER 30, 2008
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

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended September 30 , 2008, net cash used by operating activities was $79,276. The Company incurred a net loss of $81,276 for the fiscal quarter ended September 30 ,2008 During the third quarter of 2008 the Company raised an additional $90,000 thru the issuance of 3,000,000 restricted common stock at a price of $0.03 per share , however the Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  .

Results of Operations:

For the Nine Months Ended June 30, 2008

For the nine months ended September 30, 2008, the Company had no revenues and no cost of sales.

General and administrative expenses amounted to $81,125 for the nine months ended September and the net loss for the related period amounted to $81,276 .

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2008 the Company issued 3 million shares of restricted stock for gross proceeds of $90,000

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 1 LANE TECHNOLOGIES CORP. has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized on October 16 2008.

1 LANE TECHNOLOGIES CORP.

By:	/s/ Aviram Malik
Aviram Malik, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on October 16, 2008.

Signature	Title	Date

/s/ Aviram Malik	President and CEO and Director	October 16, 2008
Aviram Malik,

/s/ Gal Ilivitski	Secretary and Director and Chief	October 16, 2008
Financial/Accounting Officer