Form 10QSB/A
period 2008-09-30
1 LANE TECHNOLOGIES CORP
filed 2008-10-23
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.0001 par value	65,000,000
(Class)	(Outstanding as of October 23, 2008)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 1 LANE TECHNOLOGIES CORP. has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized on October 23, 2008.

1 LANE TECHNOLOGIES CORP.

By:	/s/ Aviram Malik
Aviram Malik, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on October 23, 2008.

Signature	Title	Date

/s/ Aviram Malik	President and CEO and Director	October 23, 2008
Aviram Malik,

/s/ Gal Ilivitski	Secretary and Director and Chief	October 23, 2008
Financial/Accounting Officer