Form 10-K
period 2008-12-31
1 LANE TECHNOLOGIES CORP
filed 2009-01-26
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-148910

1 LANE TECHNOLOGIES CORP.
 (Exact name of registrant as specified in its charter)

Delaware	98-0552470
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

c/o Aviram Malik, 76/7 Zalman Shazar Street, Hod Hasharon, Israel 45350
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: +972-72-212-1324

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $180,000

The number of shares of the issuer’s common stock issued and outstanding as of  January 26, 2009 was 73,890,000 shares.

Documents Incorporated by Reference:  Prospectus filed pursuant to Rule 424(b)(3) of the Act on February 19, 2008 (Registration No. 333-148910).

TABLE OF CONTENTS

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to 1 Lane Technologies Corp., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

HISTORY OF OUR COMPANY

1 Lane Technologies Corp. was incorporated in Delaware on September 19, 2007 and we are a development stage company. On November 25, 2007 we executed an exclusive worldwide patent-pending sale agreement with Mr. Eliezer Sheffer, the inventor of a patent-pending technology (Patent Application Number: 11/720,518). We plan to use said technology (security systems for mobile vehicles, trucks, and shipping containers) to create a unique wireless data platform to support minute by minute data transmissions.  We completed a public offering of our common stock in the first half of 2008, raising aggregate gross proceeds of $90,000 pursuant to a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on February 19, 2008.  A private placement of common stock was completed on July 3, 2008, raising aggregate gross proceeds of $90,000 from 22 investors.  On July 28, 2008 we implemented a 5 for 1 forward stock split.  On October 27, 2008 we executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology.

PROPOSED BUSINESS

Our flagship product is a wireless data platform that supports minute by minute data transmissions. It is intended for use in three main applications:

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

The technology enables a subscriber’s stand-alone module to transmit data packets every 60 seconds (or less), with practically unlimited numbers of subscribers, simultaneously and to all locations. The data packet includes key data such as subscribers, ID, location, status or any other data messaging applications.

The system provides several key advantages, including: the ability to exploit the readily available, existing worldwide non-licensed spectrum that is transparent to other wireless and existing cellular networks; the ability to either substitute or marginally relate to the on-going transmissions at no additional cost; and the ability to provide non-stop, real-time, fail-safe data via a wireless communications platform that ensures that the wireless link between remote units and a monitoring center cannot be neutralized, severed, deciphered, tampered, or compromised by hackers, without being detected in real-time. These benefits all make this system an excellent platform for mission-critical applications.

We plan to further develop this system and investigate methods for targeting markets related to security, monitoring and other mission-critical applications, as well as traditional cellular carriers. The initial target market will likely be in the area of security/protection for mission-critical assets (both mobile and stationary). This market is currently plagued with two major deficiencies: the inability to detect communications tamper-attempts in real-time, and an excessive amount of false alarms. While there have been attempts to rectify these deficiencies in the past, no current solutions have succeeded either commercially or technically.

Our solution is based on three “building blocks”: a subscriber unit, which is based on a standard wireless communications chipset with minor hardware and software algorithm additions; a base unit, which is also based on existing wireless communications transceiver hardware (with additions of hardware and software introduced by external SBC computer to manipulate the standard transceiver operations); and a computer center, which is based on a standard PC with the appropriate database management and display software connected via a Virtual Private Network (VPN) to all the base units.

A key concept of this solution includes relying on the repetitive subscriber unit transmission to ensure that the subscriber unit is still active and operable and that no tamper or breaches have occurred. As a result of this technology, we estimate that we can create a cellular network at a fraction of the cost of current cellular network deployments.

The Company’s marketing plan includes some or all of the following: aligning itself with major cellular, energy and security providers; establishing strategic alliances to accelerate the marketing and sales regulatory process (where needed) and utilizing partner distribution channels to market the applications to its maximum potential; integrating additional development projects into its infrastructure as a way of reducing its dependency on the cellular sector; and generally leveraging its scientific and other key resources.

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

RESEARCH AND DEVELOPMENT

We are not currently conducting any research and development activities. We do, however, have plans to undertake research and development activities and will retain one or more third parties to conduct research and development concerning our wireless data system. We have not yet entered into any agreements, negotiations, or discussions with any third parties with respect to such research and development activities.

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

INTELLECTUAL PROPERTY

On November 25, 2007 we executed an exclusive worldwide patent-pending sale agreement with Eliezer Sheffer, the original patent-pending owner, licensing all rights, title and interest in a unique wireless data platform to support minute by minute data transmissions. On May 31, 2007, a patent application was filed in the United States Patent and Trademark Office.

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

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

We may be subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, among other laws. These acts empower the Consumer Product Safety Commission to protect the public against unreasonable risks of injury associated with consumer products. The CPSC has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repair or repurchase such devices under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of these acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the U.S. and in many jurisdictions throughout the world.

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

Item 1A.  Risk Factors.

In addition to the risk factors described in our registration statement on Form SB-2, as filed with the Securities and Exchange Commission on January 29, 2008, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 2.  Properties.

Our executive offices are located at 76/7 Zalman Shazar Street, Hod Hasharon, Israel, in the home of Aviram Malik, our Chief Executive Officer and President. We believe that this space is adequate for our current and immediately foreseeable operating needs.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board, under the ticker symbol OLNT.  However, there has been very limited trading in our common stock and there is no established trading market for our common stock.

Holders

As of January 26, 2009, there were 73,890,000 shares of our common stock issued and outstanding, which were held by 75 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 28 , 2008 we issued 8,890,000 shares of common, as part of the consideration that we agreed to pay to Solucorp Industries Ltd. pursuant to an exclusive brownfield license agreement dated October 27, 2008.  The shares were valued at $4 million and the agreement also provided for a cash payment of $1 million.  The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, in a private placement under Section 4(2) of the Act.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company and have not generated any revenues to date.  We have acquired a license to certain technology that may be used in wireless data systems. Although we have not yet engaged a manufacturer to develop and implement a strategic marketing plan for bringing our product to global markets, based on our preliminary discussions with certain manufacturing vendors we believe that it will take approximately three to four months to construct a basic marketing strategy. If and when we have a viable strategy, depending on the availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective is to manufacture the product through third party sub-contractors and market the product ourselves, and/or to license the manufacturing rights and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

We have also acquired a non-exclusive license to certain technology used in the remediation of contaminated sites, pursuant to our agreement with Solucorp Industries Ltd. dated October 27, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had $643 in cash at December 31, 2008, as compared to cash in the amount of $5,882 on December 31, 2007.  In the year ended December 31, 2008 we funded our activities through the issuance of 30,000,000 shares of our common stock, for aggregate gross proceeds of $180,000.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months.  In addition, on October 27, 2008 we assumed an obligation to pay Solucorp Industries Ltd. $1 million, including $100,000 that was payable in November 2008 and has not been paid to date.  In order to meet our obligations to Solucorp Industries and to fund the development and marketing of our planned wireless data systems, we will require significant new funding which may be in the form of loans from current stockholders and/or from public and private equity offerings.  We do not currently have any arrangements or understandings with any person regarding future equity or debt financing.

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months, unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product to implement our plan of operations and stay in business.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenues to date.  Our expenses in the year ended December 31, 2008 amounted to $160,364, as compared to $5,118 in the period from September 17, 2007 (inception) to December 31, 2007.  Expenses in 2008 included $47,534 in professional fees, incurred in connection with the preparation of our financial statements and reports to the Securities and Exchange Commission and the registration of our common stock on Form SB-2, $27,000 in consulting fees, $16,339 in travel expenses, $55,556 in amortization relating to the environmental hazard remediation technology license that we acquired from Solucorp Industries on October 27, 2008, $4,520 in rent expenses and $9,415 of miscellaneous other expenses.

Our net loss in the year ended December 31, 2008, which includes foreign currency transaction expenses of $151, amounted to $160,515, as compared to $5,118 in the period from September 17, 2007 (inception) to December 31, 2007.

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment, and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 8.  Financial Statements.

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial/Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial/Accounting Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2008, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial/Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9A(T).  Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with oversight and input from the Company’s Chief Executive Officer and Chief Financial/Accounting Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The Company’s management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies.  Based on its evaluation under that framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only it’s management’s report in this annual report.

During the year ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers.

Name	Age	Positions and Offices Held

Aviram Malik	36	Chief Executive officer, President and Director

Gal Ilivitzki	41	Chief Financial/Accounting Officer, Secretary and Director

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

 Aviram Malik has been our Chief Executive Officer, President and Director since the Company's inception on September 17, 2007. After his service in the Israeli navy as a deep sea diver in 1994, Aviram served as a Branch Manager for a leading pharmaceuticals corporation in Israel from 1994 to 1997. In 1997, Aviram was appointed European Sales Manager for Buzz VC, a leading hi-tech video conferencing company. He held this position for a several years and was later appointed Zone Manager for Loreal, in France in 2000, where he was responsible for sales and management of a sales force responsible for the Mediterranean region. From 2002-2003, Aviram served as a retail manager for one of Israel's largest companies. As such, he was responsible for negotiations with suppliers both in Israel and abroad, overseeing the running of four Duty Free shops in Israel's air and sea ports.

Gal Ilivitzki has served as our Chief Financial/Accounting Officer, Secretary and Director since the Company's inception on September 17, 2007. Gal graduated from university with a dual B.A. in Public Administration and Political Science in 1995. From 1992 - 2000, while attending university and for a few years after his graduation, Gal was employed first as an Assistant Manager and then as a Regional Manager of a number of branch offices for a major pharmaceutical company in Israel. During this time, he was responsible for managing large teams of employees and overseeing many of the responsibilities and functions of the branches. From 2000-2001, Gal served as Marketing and Sales Manager for Shamir, a company involved in the manufacturing and sales of building materials. While at Shamir, he was responsible for managing both the sales team and the advertising budget. Since 2001, Gal has served as a Manager of the SAKAL Group for their Northern Stores, overseeing sporting and electronics goods. His responsibilities include managing a large sales force (including store managers), negotiating with suppliers in Israel and abroad.

There are no familial relationships among any of our Directors or officers. None of our Directors or officers is a Director in any other U.S. reporting companies except as mentioned above. None of our Directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or Directors, or any associate of any such officer or Director, is a party that are adverse to the Company. We are also not aware of any material interest of any of our officers or directors that is adverse to our own interests.

Each Director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders' meeting and is qualified, subject to removal by the Company's stockholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

AUDIT COMMITTEE AND FINANCIAL EXPERT

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. We will form an audit committee if it becomes necessary as a result of growth of the Company or as mandated by public policy.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the first or second quarter of 2009.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest, in that our Directors who are also our officers have the authority to determine issues concerning management compensation, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past five years concerning any Director, Director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Since our incorporation on September 17, 2007, we have not paid any compensation to our directors or executive officers in consideration for their services as such, and we do not owe any such compensation. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans, and none of our directors or executive officers holds any unexercised options, stock that has not vested, or equity incentive plan awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 73,890,000 shares of our common stock issued and outstanding as of January 26, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. The address of each person listed is c/o Aviram Malik, 76/7 Zalman Shazar Street, Hod Hasharon, Israel 45350.

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership

Aviram Malik	7,525,000	10.2%

Gal Ilivitzki	2,500,000	3.4%

Solucorp Industries Ltd.	8,890,000	12.0%

All directors and executive officers as a group (2 persons)	10,025,000	13.6%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On November 20, 2007, we issued 1,505,000 shares of our common stock to Mr. Aviram Malik, our Chief Executive Officer, President and a director, in lieu of a cash payment of $150.

On November 20, 2007, we issued 500,000 shares of our common stock to Mr. Gal Ilivitzki, our Chief Financial/Accounting Officer, Secretary and a director, in lieu of a cash payment of $50.

As of December 31, 2008, the Company owed $4,959 to it directors, executive officers, and principal stockholders for working capital loans.

As of December 31, 2008, consulting fees in the amount of $4,000 were paid to a director of the Company.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors.  We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Weinberg & Associates LLC of Baltimore, MD has served as the Company’s independent auditor since inception. During our 2008 and 2007 fiscal years, the aggregate fees which were billed to us by our independent auditor for professional services were as follows:

	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$5,000	$5,000
Audit-Related Fees
Tax Fees	$1,000	$1,000
All Other Fees

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2007, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on January 29, 2008)

3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on January 29, 2008)

10.1
Exclusive Worldwide Patent-Pending Sale Agreement between 1 Lane Technologies Corp. and  Eliezer Sheffer (incorporated by reference to the Company’s Registration Statement on Form SB- 2, as filed with the Securities and Exchange Commission on January 29, 2008)

10.2
Purchase and Sale Agreement dated July 1, 2008, between Lavi Krasney and A. Malik  (incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with  the Securities and Exchange Commission on January 29, 2008)

10.3
Purchase and Sale Agreement dated July 1, 2008, between Asher Zwebner and Luscare Holdings  Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, as filed  with the  Securities and Exchange Commission on July 15, 2008)

10.4
Purchase and Sale Agreement dated July 1, 2008, between Asher Zwebner and Amnon Dardick  (incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the  Securities and Exchange Commission on July 15, 2008)

10.5
Purchase and Sale Agreement dated July 1, 2008, between Asher Zwebner and Shmuel Maayan  (incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the  Securities and Exchange Commission on July 15, 2008)

10.6
Exclusive Brownfield License Agreement, dated October 27, 2008 by and between 1 Lane  Technologies Corp and Solucorp Industries, Ltd. (incorporated by reference to the Company’s  Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October  28, 2008)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of 1 Lane Technologies Corp.:

We have audited the accompanying balance sheets of 1 Lane Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2008 and 2007, and from inception (September 17, 2007) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1 Lane Technologies Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and from inception (September 17, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Weinberg & Associates, LLC
Baltimore, Maryland
January 11, 2009

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

Current Assets:
Cash in bank	$643	$5,882

Total current assets	643	5,882

Other Assets:
Deferred offering costs	-	20,000
Acquired technology, net of $55,556 amortization	4,944,444	-
Patent pending	60,000	60,000

Total other assets	5,004,444	80,000

Total Assets	$5,005,087	$85,882

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$10,061	$21,000
Acquired technology obligation	1,000,000	-
Patent contract obligation	-	30,000
Loans from related parties - Directors and stockholders	4,959	39,300

Total current liabilities	1,015,020	90,300

Total liabilities	1,015,020	90,300

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 73,890,000 and 35,000,000 shares issued and outstanding, respectively	7,389	3,500
Additional paid-in capital	4,151,111	-
Discount on common stock	(2,800)	(2,800)
(Deficit) accumulated during the development stage	(165,633)	(5,118)

Total stockholders' equity	3,990,067	(4,418)

Total Liabilities and Stockholders' Equity	$5,005,087	$85,882

The accompanying notes to financial statements are
an integral part of these financial statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2008

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	47,534	2,750	50,284
Legal - incorporation	-	2,200	2,200
Consulting	27,000	-	27,000
Travel	16,339	-	16,339
Amortization	55,556		55,556
Rent	4,520		4,520
Other	9,415	168	9,583

Total general and administrative expenses	160,364	5,118	165,482

(Loss) from Operations	(160,364)	(5,118)	(165,482)

Other Income (Expense)
Foreign currency transaction expenses	(151)	-	(151)

Provision for income taxes	-	-	-

Net (Loss)	$(160,515)	$(5,118)	$(165,633)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	51,808,219	16,179,245

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2008

					(Deficit)
					Accumulated
			Additional	Discount on	During the
	Common stock		Paid-in	Common	Development
	Shares	Amount	Capital	Stock	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	700

Net (loss) for the period	-	-	-	-	(5,118)	(5,118)

Balance - December 31, 2007	35,000,000	$3,500	$-	$(2,800)	$(5,118)	$(4,418)

Issuance of common stock	15,000,000	1,500	64,700	-	-	66,200

Issuance of common stock	15,000,000	1,500	87,300	-	-	88,800

Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	4,000,000

Net (loss) for the year	-	-	-	-	(160,515)	(160,515)

Balance - December 31, 2008	73,890,000	$7,389	$4,151,111	$(2,800)	$(165,633)	$3,990,067

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2008

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(160,515)	$(5,118)	$(165,633)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	55,556	-	55,556
Changes in net assets and liabilities-
Accrued liabilites	(20,939)	1,000	10,061

Net Cash Used in Operating Activities	(125,898)	(4,118)	(100,016)

Investing Activities:
Acquisition and costs of intangible assets	-	(30,000)	(60,000)

Net Cash Used in Investing Activities	-	(30,000)	(60,000)

Financing Activities:
Deferred offering costs	(25,000)	-	(25,000)
Issuance of common stock	180,000	700	180,700
Loans from related parties - Directors and stockholders	(34,341)	39,300	4,959

Net Cash Provided by Financing Activities	120,659	40,000	160,659

Net (Decrease) Increase in Cash	(5,239)	5,882	643

Cash - Beginning of Period	5,882	-	-

Cash - End of Period	$643	$5,882	$643

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$4,000,000
Obligation payable for acquired technology	$1,000,000

The accompanying notes to financial statements are
an integral part of these statements.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

1 Lane technologies Corp. (“1 Lane technologies” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 17, 2007. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Security system for mobile vehicles, trucks and shipping containers” which is a device intended to provide security for mobile entities. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of 1 Lane Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 15,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.03 for proceeds of up to $90,000. The Registration Statement on Form SB-2 was filed with the SEC on January 29, 2008 and declared effective on February 19, 2008. As of May 19, 2008, the Company issued 15,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

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

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

On October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement, Solucorp granted the Company an exclusive worldwide license of its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. The Company was also granted a non exclusive license for use of the MBS Process for the remediation of Contaminated Sites and Superfunded like Sites. The term of the Agreement is 15 years.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 15,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.03 for proceeds of up to $90,000. The Registration Statement on Form SB-2 was filed with the SEC on January 29, 2008 and declared effective on February 19, 2008. As of May 19, 2008, the Company issued 15,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the right, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, or an investor or promoter of such. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $60,000 as of December 31, 2008. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(4)  Acquired Technology

On October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement, Solucorp granted the Company an exclusive worldwide license of its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. The Company was also granted a non exclusive license for use of the MBS Process for the remediation of Contaminated Sites and Superfunded like Sites. The term of the Agreement is 15 years.

In consideration for the rights granted under the Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp, $100,000 of which is payable within 15 days of the date of the Agreement and the remaining balance of $900,000 is payable within 12 months of the date of the Agreement.

As of December 31, 2008 the Company had not paid the first $100,000 installment. Solucorp has verbally agreed to postpone receipt of this payment.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

(5)  Common Stock

On November 13, 2007, the Company issued 35,000,000 shares (post forward stock split) of its common stock to seven individuals who are founders of the Company, including the Company's initial Directors and officers for proceeds of $700.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 15,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $90,000. As of May 19, 2008, the Company had incurred $25,000 of deferred offering costs related to this capital formation activity. As of May 19, 2008, the Company issued 15,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

On July 3, 2008 the Company raised $90,000 and issued 3,000,000 shares of its common stock, purchase price $0.03 per share, to 22 investors. The Company received net proceeds of $88,800.

On July 28, 2008, the Company implemented a 5 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of July 25, 2008. As a result of the Split, each holder of record on the Record Date automatically received four additional shares of the Company’s common stock. After the Split, the number of shares of common stock issued and outstanding are 65,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2008 and 2007, was as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$36,918	$1,177
Change in valuation allowance	(36,918)	(1,177)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008 and 2007, as follows:

	2008	2007

Loss carryforwards	$38,096	$1,177
Less - Valuation allowance	(38,096)	(1,177)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $165,634 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

On November 20, 2007, we subscribed 7,525,000 shares (post forward stock split) of our common stock to Mr. Aviram Malik, our President and Director, for a cash payment of $150.

On November 20, 2007, we subscribed 2,500,000 shares (post forward stock split) of our common stock to Mr. Gal Ilivitzki, our Secretary and Director, for a cash payment of $50.

As of December 31, 2008, the Company owed $4,959 to Directors, officers, and principal stockholders of the Company for working capital loans.

As of December 31, 2008, consulting fees in the amount of $4,000 were paid to a Director of the Company.

1 LANE TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(8) Commitment and Contingencies

As discussed in Note 4, on October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. In consideration for the rights granted under the Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp, $100,000 of which is payable within 15 days of the date of the Agreement and the remaining balance of $900,000 is payable within 12 months of the date of the Agreement.

As of December 31, 2008 the Company had not paid the first $100,000 installment. Solucorp has verbally agreed to postpone receipt of this payment.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 1 LANE TECHNOLOGIES CORP. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1 LANE TECHNOLOGIES CORP.

Date: January 26 , 2009	By:	/s/ Aviram Malik
Aviram Malik, Chief Executive Officer, President and Director