Form 10-Q
period 2009-03-31
Adama Technologies Corp
filed 2009-05-04
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-148910

ADAMA TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0552470
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Aviram Malik, 76/7 Zalman Shazar Street, Hod Hasharon, Israel 45350
 (Address of principal executive offices)

972 - (544) 655-341
 (Issuer's telephone number)

1 LANE TECHNOLOGIES CORP.
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 4 , 2009, 73,890,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2009

Financial Statements-

Balance Sheets as of March 31, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months Ended
March 31, 2009 and 2008, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through March 31, 2009	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash in bank	$3,594	$643

Total current assets	3,594	643

Other Assets:
Acquired technology, net of $138,889
and $55,556 amortization, respectively	4,861,111	4,944,444
Patent pending	60,000	60,000

Total other assets	4,921,111	5,004,444

Total Assets	$4,924,705	$5,005,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$14,550	$10,061
Acquired technology obligation	960,000	1,000,000
Loans from related parties - Directors and stockholders	71,244	4,959

Total current liabilities	1,045,794	1,015,020

Total liabilities	1,045,794	1,015,020

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 73,890,000 issued and outstanding	7,389	7,389
Additional paid-in capital	4,151,111	4,151,111
Discount on common stock	(2,800)	(2,800)
(Deficit) accumulated during the development stage	(276,789)	(165,633)

Total stockholders' equity	3,878,911	3,990,067

Total Liabilities and Stockholders' Equity	$4,924,705	$5,005,087

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	6,340	10,111	60,624
Legal - incorporation	-	-	2,200
Consulting	17,550	12,000	40,550
Travel	-	-	16,338
Amortization	83,333	-	138,889
Rent	-	-	4,520
Other	3,933	633	13,517

Total general and administrative expenses	111,156	22,744	276,638

(Loss) from Operations	(111,156)	(22,744)	(276,638)

Other Income (Expense)	-	-	(151)

Provision for income taxes	-	-	-

Net (Loss)	$(111,156)	$(22,744)	$(276,789)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	65,000,000	35,000,000

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount on	During the
	Common stock		Paid-in	Common	Development
	Shares	Amount	Capital	Stock	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	700

Net (loss) for the period	-	-	-	-	(5,118)	(5,118)

Balance - December 31, 2007	35,000,000	$3,500	$-	$(2,800)	$(5,118)	$(4,418)

Issuance of common stock	15,000,000	1,500	64,700	-	-	66,200

Issuance of common stock	15,000,000	1,500	87,300	-	-	88,800

Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	4,000,000

Net (loss) for the year	-	-	-	-	(160,515)	(160,515)

Balance - December 31, 2008	73,890,000	$7,389	$4,151,111	$(2,800)	$(165,633)	$3,990,067

Net (loss) for the period	-	-	-	-	(111,156)	(111,156)

Balance - March 31, 2009	73,890,000	$7,389	$4,151,111	$(2,800)	$(276,789)	$3,878,911

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March31,	March31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(111,156)	$(22,744)	$(276,789)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	83,333	-	138,889
Changes in net assets and liabilities-
Accrued liabilites	(35,511)	(16,127)	(25,450)

Net Cash Used in Operating Activities	(63,334)	(38,871)	(163,350)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(60,000)

Net Cash Used in Investing Activities	-	-	(60,000)

Financing Activities:
Deferred offering costs	-	(5,000)	-
Issuance of common stock	-	-	155,700
Loans from related parties - directors and stockholders	66,285	40,000	71,244

Net Cash Provided by Financing Activities	66,285	35,000	226,944

Net (Decrease) Increase in Cash	2,951	(3,871)	3,594

Cash - Beginning of Period	643	5,882	-

Cash - End of Period	$3,594	$2,011	$3,594

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$1,000,000

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corp. (“Adama Technologies” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 17, 2007. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Security system for mobile vehicles, trucks and shipping containers”, which is a device intended to provide security for mobile entities. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and expenses for the period ended March 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

ADAMA TECHNOLOGIES CORP.
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

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the rights, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending.

On October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement, Solucorp granted the Company an exclusive worldwide license of its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. The Company was also granted a non-exclusive license for use of the MBS Process for the remediation of contaminated sites and superfunded like sites. The term of the Agreement is 15 years.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the right, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, nor an investor or promoter of such. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $60,000. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(4)  Acquired Technology

On October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement, Solucorp granted the Company an exclusive worldwide license of its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. The Company was also granted a non-exclusive license for use of the MBS Process for the remediation of contaminated sites and superfunded like sites. The term of the Agreement is 15 years.

In consideration for the rights granted under the Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement.

As of March 31, 2009 the Company has paid $40,000 of the agreed sum.

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

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2009, was as follows (assuming a 23% effective tax rate):

2009

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$25,566
Change in valuation allowance	(25,566)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2009, as follows:

2009

Loss carryforwards	$63,661
Less - Valuation allowance	(63,661)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, the Company had approximately $276,790 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire through the year 2029.

(7)  Related Party Transactions

On November 20, 2007, the Company subscribed 7,525,000 shares (post forward stock split) of common stock to Mr. Aviram Malik, our President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 2,500,000 shares (post forward stock split) of common stock to Mr. Gal Ilivitzki, our Secretary and Director, for a cash payment of $50.

As of March 31, 2009, the Company owed $71,244 to Directors, officers, and principal stockholders of the Company for working capital loans.

From the date of inception through March 31, 2009 the Company paid consulting fees in the amount of $4,000 to a director of the Company.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(8) Commitment and Contingencies

As discussed in Note 4, on October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. In consideration for the rights granted under the Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement.

As of March 31, 2009 the Company has paid $40,000 of the agreed sum.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Adama,” Company,” “we,” “our” or “us” refer to Adama Technologies Corporation.  Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on January 26, 2009. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on September 17, 2007 and are a development stage company. Our Principal executive offices are located at 76/7 Zalman Shazar Street, Hod Hasharon, Israel, in the home of Aviram Malik, our Chief Executive Officer and President. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

On November 25, 2007 we executed an exclusive worldwide patent-pending sale agreement with Mr. Eliezer Sheffer, the inventor of a patent-pending technology (Patent Application Number: 11/720,518). We plan to use said technology (security systems for mobile vehicles, trucks, and shipping containers) to create a unique wireless data platform to support minute by minute data transmissions.

We completed a public offering of our common stock in the first half of 2008, raising aggregate gross proceeds of $90,000 pursuant to Registration Statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on February 19, 2008.  A private placement of common stock was completed on July 3, 2008, raising aggregate gross proceeds of $90,000 from 22 investors.  On July 28, 2008 we implemented a 5 for 1 forward stock split.

On October 27, 2008 we executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology.

On February 27, 2009, at special meeting of the shareholders of our Company, the board of directors was given authorization to change the name of the Company from “1 Lane Technologies Corp.” to “Adama Technologies Corporation” to better reflect the proposed business activities.

Our Business

Our flagship product is a wireless data platform that supports minute by minute data transmissions. It is intended for use in three main applications:

·	A reliable and cheap data service: The wide region reliable, cheap data and SMS service that can integrate and interact with all standard equipment in use today.

·	A wide region data control relay: The secure control data relay can be transmitted from various stations all over the region to one or more central locations.

·
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

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

For the Three Months Ended March 31, 2009 and March 31, 2008

We are a development stage company and have not generated any revenues to date. General and administrative expenses which was also the net loss amounted to $111,156 for the three months ended March 31, 2009 , as compared to General and administrative expenses and a net loss of $22,744  for the three months ended March 31, 2008.This increase was mainly attributable to the amortization on the technology acquired in the last quarter of 2008 .

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects cash in the amount of $3,594 , as compared to cash in the amount of $643 as at  March 31, 2008. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and the net loss for the three months ended March 31 2009 amounted to $111,156, as compared to operating expenses and a net loss of $ 22,744 for the three months ended March 31, 2008.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months.  In addition, on October 27, 2008 we assumed an obligation to pay Solucorp Industries Ltd. $1 million, including $100,000 that was payable in November 2008 . The $100,000 has been paid in full as of todate.
 In order to meet our obligations to Solucorp Industries Ltd. and to fund the development and marketing of our planned wireless data systems, we will require significant new funding which may be in the form of loans from current stockholders and/or from public and private equity offerings.  We do not currently have any arrangements or understandings with any person regarding future equity or debt financing.

Going Concern Consideration

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.    Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At a special meeting of security holders of the Company held on February 27, 2009, the security holders authorized an amendment of the Certificate of Incorporation of the Company for the purpose of changing the name of the Company from “1 Lane Technologies Corp” to “Adama Technologies Corporation.” No other matter was submitted to a vote of security holders during the three months ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4 2009	ADAMA TECHNOLOGIES CORPORATION

	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 4 2009	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 4 2009	By:	/s/ Gal Ilivitski
Name: Gal Ilivitski
Title: Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)