Form 10-Q
period 2009-06-30
Adama Technologies Corp
filed 2009-07-15
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of  July 15  , 2009, 77,140,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2009

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$10,033	$643

Total current assets	10,033	643

Other Assets:
Acquired technology, net of $138,889 and $55,556 amortization, respectively	4,777,778	4,944,444
Patent pending	60,000	60,000

Total other assets	4,837,778	5,004,444

Total Assets	$4,847,811	$5,005,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$6,000	$10,061
Acquired technology obligation	900,000	1,000,000
Loans from related parties - Directors and stockholders	14,144	4,959

Total current liabilities	920,144	1,015,020

Total liabilities	920,144	1,015,020

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 77,140,000 and 73,890,000 issued and outstanding, respectively	7,714	7,389
Additional paid-in capital	4,376,572	4,151,111
Discount on common stock	(2,800)	(2,800)
(Deficit) accumulated during the development stage	(453,819)	(165,633)

Total stockholders' equity	3,927,667	3,990,067

Total Liabilities and Stockholders' Equity	$4,847,811	$5,005,087

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2009	2008	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	9,183	18,709	15,523	28,820	65,807
Legal - incorporation	-	-	-	-	2,200
Consulting	83,450	1,500	101,000	13,500	128,000
Travel	-	3,365	-	3,365	16,338
Amortization	83,333	-	166,666	-	222,222
Rent	-	-	-	-	4,520
Other	1,063	3,494	4,997	4,127	14,581

Total general and administrative expenses	177,029	27,068	288,186	49,812	453,668

(Loss) from Operations	(177,029)	(27,068)	(288,186)	(49,812)	(453,668)

Other Income (Expense)	-	2,769	-	2,769	(151)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(177,029)	$(24,299)	$(288,186)	$(47,043)	$(453,819)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	75,701,111	42,087,910	74,790,552	38,543,955

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount on	During the
	Common stock		Paid-in	Common	Development
	Shares	Amount	Capital	Stock	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	700

Net (loss) for the period	-	-	-	-	(5,118)	(5,118)

Balance - December 31, 2007	35,000,000	3,500	-	(2,800)	(5,118)	(4,418)

Issuance of common stock	15,000,000	1,500	64,700	-	-	66,200

Issuance of common stock	15,000,000	1,500	87,300	-	-	88,800

Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	4,000,000

Net (loss) for the year	-	-	-	-	(160,515)	(160,515)

Balance - December 31, 2008	73,890,000	7,389	4,151,111	(2,800)	(165,633)	3,990,067

Issuance of common stock	3,125,000	313	203,473	-	-	203,786

Common stock issued as compensation	125,000	13	21,988	-	-	22,000

Net (loss) for the period	-	-	-	-	(288,186)	(288,186)

Balance - June 30, 2009	77,140,000	$7,714	$4,376,572	$(2,800)	$(453,819)	$3,927,667

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(288,186)	$(47,043)	$(453,819)
Common stock issued as compensation	22,000	-	22,000
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	166,666	-	222,222
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(4,061)	13,262	6,000

Net Cash Used in Operating Activities	(103,581)	(33,781)	(203,597)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(60,000)

Net Cash Used in Investing Activities	-	-	(60,000)

Financing Activities:
Issuance of common stock	203,786	65,000	359,486
Payment of obligation for acquired technology	(100,000)	-	(100,000)
Loans from related parties - directors and stockholders	9,185	27,000	14,144

Net Cash Provided by Financing Activities	112,971	92,000	273,630

Net (Decrease) Increase in Cash	9,390	58,219	10,033

Cash - Beginning of Period	643	5,882	-

Cash - End of Period	$10,033	$64,101	$10,033

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$1,000,000

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corp. (“Adama Technologies” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 17, 2007. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Security system for mobile vehicles, trucks and shipping containers”, which is a device intended to provide security for mobile entities. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. In 2009 the Company has diversified it business activities, (see Note 4). The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and its cash flows for the periods ended June 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and expenses for the period ended June 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective beginning with the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operations.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; nor does the Company believe that FSP EITF 03-6-1 would have material effect on its financial position and results of operations if adopted.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Security system for mobile vehicles, trucks and shipping containers” which is a device intended to provide security for mobile entities. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

(See also Note 4)
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of June 30, 2009 the Company has paid $100,000 of the agreed sum.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

(5)  Common Stock

On November 13, 2007, the Company issued 35,000,000 shares (post forward stock split) of its common stock to seven individuals who are founders of the Company, including the Company's initial Directors and officers, for proceeds of $700.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell 15,000,000 (post forward stock split) shares of newly issued common stock in a self-directed offering at an offering price of $0.03 per share for proceeds of up to $90,000. As of May 19, 2008, the Company had incurred $25,000 of deferred offering costs related to this capital formation activity. As of May 19, 2008, the Company issued 15,000,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

On July 3, 2008, the Company raised $90,000 and issued 3,000,000 shares of its common stock, purchase price $0.03 per share, to 22 investors. The Company received net proceeds of $88,800.

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

On May 11, 2009, the Company raised $250,000 and issued 3,125,000 shares of its common stock, purchase price $0.08 per share, to an investor. The Company received net proceeds of $203,786.

On June 2, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 125,000 shares of its unregistered common stock on said date valued at $22,000.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2009, was as follows (assuming a 23% effective tax rate):

2009

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$66,283
Change in valuation allowance	(66,283)

Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2009, as follows:

2009

Loss carryforwards	$104,378
Less - Valuation allowance	(104,378)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, the Company had approximately $453,819 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire through the year 2029.

(7)  Related Party Transactions

On November 20, 2007, the Company subscribed 7,525,000 shares (post forward stock split) of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 2,500,000 shares (post forward stock split) of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

As of June 30, 2009, the Company owed $71,244 to Directors, officers, and principal stockholders of the Company for working capital loans.

From the date of inception through June 30, 2009, the Company paid consulting fees in the amount of $44,000 to a Director of the Company.

(8) Commitment and Contingencies

As discussed in Note 4, on October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. In consideration for the rights granted under the Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008, according to an amendment to the original agreement.

As of June 30, 2009, the Company has paid $100,000 of the agreed sum.

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

On October 27, 2008 we executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology. ( See Our Business below )

On February 27, 2009, at special meeting of the shareholders of our Company, the board of directors was given authorization to change the name of the Company from “1 Lane Technologies Corp.” to “Adama Technologies Corporation” to better reflect the proposed business activities.

Our Business
The foundation of the license is its $60,000,000 patented MBS (Molecular Bonding System) technology. Adama is to provide long-term permanent solutions to hazardous heavy metal waste problems. The MBS technology successfully treats all Resource Conservation & Recovery Act (RCRA) and Universal Treatment Standards (UTS) metals such as: arsenic, cadmium, chromium, lead, mercury, etc., and treats multiple metals concurrently. The ability to treat difficult waste streams along with being able to treat multiple metals with different solubility points successfully separates our MBS technology from any other existing technology. The types of applications include soils, sludge’s, ashes, baghouse dusts and barrel wastes. The MBS technology provides superior efficacy and has significant cost advantages over both hazardous waste landfill and alternative remedial technology options.

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

Results of Operations

For the Six months Ended June 30, 2009

We are a development stage company and have not generated any revenues to date.   General and administrative expenses which was also the net loss amounted to $288,186 for the six months ended June 30, 2009 , as compared to General and administrative expenses of $49,812 and a net loss of $47,043  for the six months ended June 30 , 2008.This increase was mainly attributable to the amortization on the technology acquired in the last quarter of 2008 and additional consulting fees in relation to the new business activities in 2009.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion . Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects cash in the amount of $10,033 , as compared to cash in the amount of $643 as at  December 31 2008 . Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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
 In order to meet our obligations to Solucorp Industries Ltd., we will require significant new funding which may be in the form of loans from current stockholders and/or from public and private equity offerings.  We do not currently have any arrangements or understandings with any person regarding future equity or debt financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30 2009 the Company raised gross proceeds of $250,000 in exchange of the issuance of 3,125,000 restricted shares in a REG S offering ..The Company also issued 125,000 restricted shares as consulting fees to a third party and recorded an equity  compensation expense in the mount of $22,000 from this issuance

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At a special meeting of security holders of the Company held on February 27, 2009, the security holders authorized an amendment of the Certificate of Incorporation of the Company for the purpose of changing the name of the Company from “1 Lane Technologies Corp” to “Adama Technologies Corporation.” No other matter was submitted to a vote of security holders during the six months ended June 30, 2009.

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

Date July 15 2009	ADAMA TECHNOLOGIES CORPORATION

	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 15 2009	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

Date: July 15 2009	By:	/s/ Gal Ilivitski
Name: Gal Ilivitski
Title: Secretary and Director (Principal Financial and Accounting Officer)