Form 10-K/A
period 2008-12-31
Adama Technologies Corp
filed 2009-11-03
CIK 1422222

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

1 LANE TECHNOLOGIES CORP.

Date: January 26 , 2009	By:	/s/ Aviram Malik
Aviram Malik, Chief Executive Officer, President and Director

Date: January 26, 2009	By:	/s/ Gal Ilivitski
	Name:	Gal Ilivitski
	Title:	Chief Financial/Accounting Officer, Secretary and Director
(Principal Financial Officer)