Form 10-Q/A
period 2009-06-30
Adama Technologies Corp
filed 2009-11-05
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of July 15, 2009, 77,140,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission ("SEC") on July 15, 2009 (the "Original Quarterly Report"). This amendment revises Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 3, Sale of Unregistered Equity Securities and Use of Proceeds.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report, or modify or update those disclosures.  Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.  However, this Form 10-Q/A includes Exhibits 31.1, 31.2, 32.1 and 32.2, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Form 10-Q, references to “Adama,” “the Company,” “we,” “our” or “us” refer to Adama Technologies Corporation.  Unless the context otherwise indicates.

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

Corporate Background

We were incorporated in Delaware on September 17, 2007 and are a development stage company. We have acquired the rights to a patent-pending technology upon which a unique wireless data platform is built. This platform supports minute-by-minute data transmission intended for several key areas. Preliminary tests have already been run in a real-world environment. The patent-pending technology utilizes the ISM (Industrial Scientific Method) non-licensed spectrum to provide short message transmission and data transmission. The unique element of this system is that it can perform this functionality at an order of magnitude delivering more capacity and much higher robustness than any currently available wireless or cellular network, without interfering whatsoever with other network activities.

On October 27, 2008, the Company abandoned the business relating to the patent technology and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which it acquired a 15 year license to certain environmental hazard remediation technology (as discussed below).

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

On May 11, 2009, the Company raised $250,000 and issued 3,125,000 shares of its common stock, purchase price $0.08 per share to a non US Investors, in consideration for the purchase price of $203,786.

On June 2, 2009, the Company entered into a consulting agreement with Ran Novak, an unrelated third-party, pursuant to which, Mr. Novak agreed to introduce the Company to various potential strategic partners and potential customers for the business of the license technology from Solucorp.  In consideration for such services, the Company issued 125,000 shares of its restricted common stock, valued at $22,000.

Our Principal executive offices are located at 76/7 Zalman Shazar Street, Hod Hasharon, Israel, in the home of Aviram Malik, our Chief Executive Officer and President. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

Our Business

On October 27, 2008, the Company abandoned the business relating to the patent technology discussed above and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which it acquired a 15 year license to certain environmental hazard remediation technology. The foundation of the license is its $60,000,000 patented MBS (Molecular Bonding System) technology. Adama is to provide long-term permanent solutions to hazardous heavy metal waste problems. The MBS technology successfully treats all Resource Conservation & Recovery Act (RCRA) and Universal Treatment Standards (UTS) metals such as: arsenic, cadmium, chromium, lead, mercury, etc., and treats multiple metals concurrently. The ability to treat difficult waste streams along with being able to treat multiple metals with different solubility points successfully separates our MBS technology from any other existing technology. The types of applications include soils, sludge’s, ashes, baghouse dusts and barrel wastes. The MBS technology provides superior efficacy and has significant cost advantages over both hazardous waste landfill and alternative remedial technology options.

Employees

Other than our current directors and officers, we have no other full time or part-time employees. If and when we develop a strategic marketing plan for bringing our product to global markets, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects cash in the amount of $10,033, as compared to cash in the amount of $643 as at December 31 2008. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months. On October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd (“Solucorp”). Pursuant to the terms of the Agreement, Solucorp granted the Company an exclusive worldwide license of its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. The Company was also granted a non-exclusive license for use of the MBS Process for the remediation of contaminated sites and superfunded like sites. The term of the Agreement is 15 years. In consideration for such license, the Company agreed to pay Solucorp $1 million, including $100,000 that was payable in November 2008 and the remaining balance is due on or before October 27, 2009.  In order to meet our obligations to Solucorp we will require significant new funding which may be in the form of loans from current stockholders and/or from public and private equity offerings.  We do not currently have any arrangements or understandings with any person regarding future equity or debt financing.  The Company is in the process of renegotiating an extension for the payment to Solucorp.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2009, the Company raised $250,000 and issued 3,125,000 shares of its common stock at the, purchase price $0.08 per share, for the aggregate purchase price of $203,786. The shares of common stock were offered and sold in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act. The Company also relied upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the Investor that it is not a U.S. Person and is not an affiliate (as defined in Rule 501(b) under the Securities Act) of the Company and is not acquiring the Securities for the account or benefit of a U.S. Person.  The proceeds from the sale of the shares will be used for working capital purposes.

On June 2, 2009, the Company entered into a consulting agreement with Ran Novak, an unrelated third-party, pursuant to which, Mr. Novak agreed to introduce the Company to various potential strategic partners and potential customers for the business of the license technology from Solucorp.  In consideration for such services, the Company issued 125,000 shares of its restricted common stock, which is valued at $22,000. The shares of common stock were offered and sold in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 5, 2009	ADAMA TECHNOLOGIES CORPORATION

	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 5, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer (Principal Financial and Accounting Officer)