Form 10-K/A
period 2008-12-31
Adama Technologies Corp
filed 2009-11-09
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

1 LANE TECHNOLOGIES CORP.

Date: November 9, 2009	By:	/s/ Aviram Malik
Aviram Malik, Chief Executive Officer, President and Director

Date: November 9, 2009	By:	/s/ Asher Zwebner
	Name:	Asher Zwebner
	Title:	Chief Financial/Accounting Officer
(Principal Financial Officer)