Form 10-Q
period 2009-09-30
Adama Technologies Corp
filed 2009-11-13
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of  November 11, 2009, 78,640,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$643

Total current assets	-	643

Other Assets:
Acquired technology, net of $305,555 and $55,556 amortization, respectively	4,694,445	4,944,444
Patent pending	60,000	60,000

Total other assets	4,754,445	5,004,444

Total Assets	$4,754,445	$5,005,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$10,225	$10,061
Acquired technology obligation	900,000	1,000,000
Loans from related parties - Directors and stockholders	48,783	4,959

Total current liabilities	959,008	1,015,020

Total liabilities	959,008	1,015,020

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 78,640,000 and 73,890,000 issued and outstanding, respectively	7,864	7,389
Additional paid-in capital	4,496,422	4,151,111
Discount on common stock	(2,800)	(2,800)
(Deficit) accumulated during the development stage	(706,049)	(165,633)

Total stockholders' equity	3,795,437	3,990,067

Total Liabilities and Stockholders' Equity	$4,754,445	$5,005,087

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	5,231	7,713	20,754	36,533	71,038
Investor relations	1,206	-	1,206	-	1,206
Legal - incorporation	-	-	-	-	2,200
Consulting	159,804	13,500	260,804	27,000	287,804
Travel	1,551	8,794	1,551	12,159	17,890
Amortization	83,333	-	249,999	-	305,555
Rent	-	-	-	-	4,520
Other	1,105	1,306	6,102	5,433	15,686

Total general and administrative expenses	252,230	31,313	540,416	81,125	705,899

(Loss) from Operations	(252,230)	(31,313)	(540,416)	(81,125)	(705,899)

Other Income (Expense)	-	(2,920)	-	(151)	(151)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(252,230)	$(34,233)	$(540,416)	$(81,276)	$(706,050)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	77,140,000	64,673,913	75,582,308	47,317,518

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount on	During the
	Common stock		Paid-in	Common	Development
	Shares	Amount	Capital	Stock	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	700

Net (loss) for the period	-	-	-	-	(5,118)	(5,118)

Balance - December 31, 2007	35,000,000	3,500	-	(2,800)	(5,118)	(4,418)

Issuance of common stock	15,000,000	1,500	64,700	-	-	66,200

Issuance of common stock	15,000,000	1,500	87,300	-	-	88,800

Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	4,000,000

Net (loss) for the year	-	-	-	-	(160,515)	(160,515)

Balance - December 31, 2008	73,890,000	7,389	4,151,111	(2,800)	(165,633)	3,990,067

Issuance of common stock	3,125,000	313	203,473	-	-	203,786

Common stock issued as compensation	125,000	13	21,988	-	-	22,000

Issuance of common stock	1,500,000	150	119,850	-	-	120,000

Net (loss) for the period	-	-	-	-	(540,416)	(540,416)

Balance - September 30, 2009	78,640,000	$7,864	$4,496,422	$(2,800)	$(706,049)	$3,795,437

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(540,416)	$(81,276)	$(706,050)
Common stock issued as compensation	22,000	-	22,000
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	249,999	-	305,555
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	164	2,000	10,226

Net Cash Used in Operating Activities	(268,253)	(79,276)	(368,269)

Investing Activities:
Advances to officers	-	(8,700)	-
Acquisition and costs of intangible assets	-	(30,000)	(60,000)

Net Cash Used in Investing Activities	-	(38,700)	(60,000)

Financing Activities:
Issuance of common stock	323,786	155,000	479,486
Payment of obligation for acquired technology	(100,000)	-	(100,000)
Loans from related parties - directors and stockholders	43,824	(39,300)	48,783

Net Cash Provided by Financing Activities	267,610	115,700	428,269

Net (Decrease) Increase in Cash	(643)	(2,276)	-

Cash - Beginning of Period	643	5,882	-

Cash - End of Period	$-	$3,606	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$1,000,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and expenses for the period ended September 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Subsequent events

The Company evaluated events occurring between the balance sheet date and November 6 2009, the date the financial statements were issued.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

On May 28, 2009, the Financial Accounting Standards Board issued Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of September 30, 2009 the Company has paid $100,000 of the agreed sum.

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

On September 16, 2009, the Company raised $120,000 and issued 1,500,000 shares of its common stock, purchase price $0.08 per share, to an investor. The Company received net proceeds of $120,000.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2009 and 2008, was as follows (assuming a 23% effective tax rate):

	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$124,296	$18,693
Change in valuation allowance	(124,296)	(18,693)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009 and December 31, 2008, as follows:

	2009	2008

Loss carryforwards	$162,391	$38,096
Less - Valuation allowance	(162,391)	(38,096)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, the Company had approximately $706,050 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire through the year 2029.

(7)  Related Party Transactions

On November 20, 2007, the Company subscribed 7,525,000 shares (post forward stock split) of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 2,500,000 shares (post forward stock split) of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

As of September 30, 2009, the Company owed $48,783 to Directors, officers, and principal stockholders of the Company for working capital loans.

From the date of inception through September 30, 2009, the Company paid consulting fees in the amount of $87,234 to Directors of the Company.

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

As of September 30, 2009, the Company has paid $100,000 of the agreed sum.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

(9) Events Subsequent to the Balance Sheet Date

The Company did not pay the remaining balance due as required by the Exclusive Brownfield License Agreement. The Company is in negotiations to extend the payment due date.
If the Company does not adhere to its commitment Solucorp has the right to sub-license the MBS technology to other entities.

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

On May 11, 2009, the Company raised gross proceeds $250,000 and on August 8 raised gross proceeds of $120,000 and issued 3,125,000 and 1,500,000 shares of its common stock respectively at a  purchase price of  $0.08 per share to  non US Investors.

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

On September 16, 2009, the Company raised $120,000 and issued 1,500,000 shares of its common stock, purchase price $0.08 per share, to an investor. The Company received net proceeds of $120,000.

Our Principal executive offices are located at 76/7 Zalman Shazar Street, Hod Hasharon, Israel, in the home of Aviram Malik, our Chief Executive Officer and President. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

Our Business

On October 27, 2008, the Company entered into an Exclusive Brownfield  License Agreement with Solucorp Industries Ltd. pursuant to which the  Company acquired a 15 year license to certain environmental hazard  remediation technology. The foundation of the license is its $60,000,000  patented MBS (Molecular Bonding System) technology. The Company is to  provide long-term permanent solutions to hazardous heavy metal waste  problems. The MBS technology successfully treats all Resource Conservation &  Recovery Act (RCRA) and Universal Treatment Standards (UTS) metals such as:  arsenic, cadmium, chromium, lead, mercury, etc., and treats multiple metals  concurrently. The ability to treat difficult waste streams along with being  able to treat multiple metals with different solubility points successfully  separates our MBS technology from any other existing technology. The types  of applications include soils, sludge's, ashes, baghouse dusts and barrel  wastes. The MBS technology provides superior efficacy and has significant  cost advantages over both hazardous waste landfill and alternative remedial  technology options.

In consideration for the rights granted under the Exclusive Brownfield License Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008. As of September 30, 2009, the Company paid only $100,000 of the agreed sum. As of the date hereof, the Company has not pay the remaining balance due as required by the Exclusive Brownfield License Agreement. The Company is currently in negotiations with Solucorp to extend the payment due date. If the Company fails to renegotiate the payment due date with Solucorp, Solucorp has the right to sub-license the MBS technology to other parties.

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

Results of Operations

Results of Operations For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues

The Company did not generate any revenues for the three (3) months ended September 30, 2009 and 2008.

During the three (3) months ended September 30, 2009 and 2008, total operating expenses were $252,230 and $31,313, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended September 30, 2009 and 2008, the net loss was $252,230 and $34,233, respectively.

Results of Operations For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues

The Company did not generate any revenues for the nine (9) months ended September 30, 2009 and 2008. We are not expecting to generate any revenues in the future.

During the nine (9) months ended September 30, 2009 and 2008, total operating expenses were $540,416 and $ 81,125, respectively. This increase was mainly attributable to the amortization on the technology acquired in the last quarter of 2008 and additional consulting fees in relation to the new business activities in 2009.

Net loss

During the nine (9) months ended September 30, 2009 and 2008, the net loss was $ 540,416 and $ 81,276, respectively.

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2009 reflects cash in the amount of  $0, as compared to cash in the amount of $643 as at December  31, 2008. Cash and cash equivalents from inception to date have been  sufficient to provide the operating capital necessary to operate to date.

There is not enough cash on hand to fund our administrative and other  operating expenses or our proposed research and development program  for the next twelve months, and we do not anticipate that we will generate  any revenues from operations for the next twelve months.

Pursuant to the Exclusive Brownfield License Agreement, the Company is  committed to pay Solucorp an additional $900,000 a non-exclusive license for  use of the MBS Process for the remediation of contaminated sites and  superfunded like sites. In order to meet our obligations to Solucorp we will  require significant new funding which may be in the form of loans from  current stockholders and/or from public and private equity offerings. On  September 16, 2009, the Company raised $120,000 and issued 1,500,000 shares  of its common stock, purchase price $0.08 per share, to an investor. We do  not currently have any arrangements or understandings with any person  regarding future equity or debt financing. The Company is in the process of  renegotiating an extension for the payment to Solucorp.

As of September 30, 2009, the Company owed $48,783 to directors, officers,  and principal stockholders of the Company for working capital  loans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2009, the Company raised gross proceeds of $250,000 and issued 3,125,000 shares of its common stock at the, purchase price $0.08 per share and on August 8  raised gross proceeds of $120,000 and issued 1,500,000 shares of its common stock at the, purchase price $0.08 per share . The shares of common stock were offered and sold in reliance on an The shares of common stock were offered and sold in reliance on an exemption from the registration requirements of United States federal and state securities laws under Regulation S promulgated under the Securities Act. The Company also relied upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the Investor that it is not a U.S. Person and is not an affiliate (as defined in Rule 501(b) under the Securities Act) of the Company and is not acquiring the Securities for the account or benefit of a U.S. Person.  The proceeds from the sale of the shares will be used for working capital purposes.

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

On September 16, 2009, the Company raised $120,000 and issued 1,500,000  shares of its common stock, purchase price $0.08 per share, to an investor.  The shares of common stock were offered and sold in reliance on an exemption  from the registration requirements of United States  federal and state securities laws under Regulation S promulgated under the  Securities Act. The Company also relied upon the truth and accuracy of the  representations, warranties, agreements, acknowledgments and understandings  of the Investor that it is not a U.S. Person and is not an affiliate (as  defined in Rule 501(b) under the Securities Act) of the Company and is not  acquiring the Securities for the account or benefit of a U.S. Person. The  proceeds from the sale of the shares will be used for working capital  purposes.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant has duly caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

Date November 11, 2009	ADAMA TECHNOLOGIES CORPORATION

	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 11, 2009	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer (Principal Financial and Accounting Officer)