Form 10-K
period 2009-12-31
Adama Technologies Corp
filed 2010-04-14
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-148910

ADAMA TECHNOLOGIES CORP.
 (Exact name of registrant as specified in its charter)

Delaware	98-0552470
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

c/o Aviram Malik, 76/7 Zalman Shazar Street, Hod Hasharon, Israel 45350
(Address of principal executive offices)         (Zip Code)

Registrant’s telephone number, including area code: +972-72-212-1324

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
Yes  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $600,000  based upon $.005 per share which was the last price at which the common equity purchased by non-affiliates was last sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of April 13, 2010 was 124,745,000 shares.

Documents Incorporated by Reference:  Prospectus filed pursuant to Rule 424(b)(3) of the Act on February 19, 2008 (Registration No. 333-148910)

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Adama Technologies Corporation., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  ”believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

HISTORY OF OUR COMPANY

Adama Technologies Corp. was incorporated in Delaware on September 19, 2007 and we are a development stage company. On November 25, 2007 we executed an exclusive worldwide patent-pending sale agreement with Mr. Eliezer Sheffer, the inventor of a patent-pending technology (Patent Application Number: 11/720,518). We plan to use said technology (security systems for mobile vehicles, trucks, and shipping containers) to create a unique wireless data platform to support minute by minute data transmissions.  We completed a public offering of our common stock in the first half of 2008, raising aggregate gross proceeds of $90,000 pursuant to a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on February 19, 2008.  A private placement of common stock was completed on July 3, 2008, raising aggregate gross proceeds of $90,000 from 22 investors.  On July 28, 2008 we implemented a 5 for 1 forward stock split.  On October 27, 2008 we executed an exclusive Brownfield License Agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology.

On February 27, 2009, at special meeting of the shareholders of our Company, the Board of Directors (the “Board”) was given authorization to change the name of the Company from “1 Lane Technologies Corp.” to “Adama Technologies Corporation” to better reflect the proposed business activities.

On July 22, 2009, Mr. Gal Ilivitski resigned from his positions as an officer and as a member of the Board. The Company is not aware of any disagreements between Mr. Ilivitski and any other officer or director of the Company.

On July 22, 2009, the board of directors of the Company unanimously appointed Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer, as members of the Board and approved the Agreement between the Company, on one hand and Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer, on the other hand (the “Agreement”), pursuant to which the Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer were appointed sole members of the board of directors of Adama Technologies (Israel) Ltd., a wholly owned subsidiary of the Company, which was established under the laws of Israel on June 22, 2009 (the “Subsidiary”).

Pursuant to the Agreement, Mr. Benrush and Mr. Bar-nir Gayer were to perform the duties specified therein in consideration for the issuance of an aggregate of 14,000,000 shares of the Company’s common stock, which constitutes 15.4% of the Company’s issued and outstanding shares of common stock on a fully diluted basis as of the date of the Agreement (the “Shares”), valued at $294,000,000 per share on of the date of the grant. The issuances of the shares were to be made pursuant to the Stock Incentive Plan (as defined below) and subject to Mr. Benrush and Mr. Bar-nir Gayer achieving the milestones set forth in Section 2 of the Agreement.

On July 22, 2009, the Company adopted the Adama Technologies Corporation 2009 Employee Stock Incentive Plan (the “Stock Incentive Plan”), pursuant which the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors, consultants and service provider of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 25,000,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan. The plan may be administered by the Board.

With Mr. Gal Ilivitski resignation as Secretary of the Registrant, on July 22, 2009, the Board appointed Mr. Doron Latzer as Secretary, to serve at its discretion.

On October 1, 2009, the Board unanimously approved the Agreement between the Company, on one hand and Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer, on the other hand (the “Termination Agreement”), pursuant to which the Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer resigned as members of the Board, from their positions as directors of the Subsidiary, and from performing their business development duties described in the Agreement.

Pursuant to the Termination Agreement, the Company issued the 7,000,000, which were divided equally between the Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer. The issuance of the 7,000,000 shares of our common stock was made pursuant to the Stock Incentive Plan. In accordance with the Termination Agreement, the Shares were issued to a trustee (the “Trustee”) on behalf of Mr. Benrush and Mr. Bar-nir Gayer such shares are being held by the Trustee for the appropriate holding period required by Section 102(b)(2) of the Israeli Income Tax Ordinance (Capital Gain Option Through a Trustee) and subject to requirements of Rule 144 of the Securities Act of 1933, as amended. Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer granted all voting rights of the such shares to the Chairman of the Board.

As a result of the vacancies left by the resignations of Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer as members of the Board, on November 2, 2009, the Board has appointed Mr. Benny Karasik to the Board, to serve until his successor is duly appointed and qualified.  On the same date, Asher Zwebner was elected Chief Financial Officer and Principal Accounting Officer of the Company and Benny Karasik was also elected Treasurer and Secretary of the Company, both to serve at the discretion of the Board.

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

In consideration for the rights granted under the Exclusive Brownfield License Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 was payable to Solucorp within 12 months of October 27, 2008. As of December 31, 2009, the Company paid only $150,000 of the agreed sum. As of the date hereof, the Company has not pay the remaining balance due as required by the Exclusive Brownfield License Agreement. The Company is currently in negotiations with Solucorp to extend the payment due date. If the Company fails to renegotiate the payment due date with Solucorp, Solucorp has the right to sub-license the MBS technology to other parties.

Employees

Other than our current directors and officers, we have no other full time or part-time employees. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information called for by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be traded on the Over-The-Counter Bulletin Board, under the ticker symbol ADAC.  However, there has been very limited trading in our common stock and there is no established trading market for our common stock.

Holders

As of April 13 2010, there were 124,745,000 shares of our common stock issued and outstanding, which were held by 67 stockholders of record.

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

Equity Compensation Plans

On July 22, 2009, the Company adopted the Stock Incentive Plan, pursuant which the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors, consultants and service provider of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 25,000,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan. The plan may be administered by the Board.  The Plan complies with the provisions of Section 102(b)(2) of the Israeli Income Tax Ordinance (Capital Gain Option Transaction Through a Trustee) and any rules and regulation promulgated thereunder, including the Income Tax Rules (Tax Relief upon the Allotment of Shares to Employee), 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

On October 5, 2009, the Company entered into an agreement with unrelated third-party consultants.  As payment for the consultants’ services, the Company issued 1,205,000 shares of its unregistered common stock valued at $84,350.

On October 5, 2009, the Company raised $35,000 and issued 750,000 shares of its common stock, purchase price $0.047 per share, to an investor.

On October 5, 2009, the Company entered into an agreement with a shareholder consultant.  As payment for the consultant’s services, the Company issued 1,250,000 shares of its unregistered common stock on said date valued at $58,750.

On October 27, 2009, the Company issued as part of the termination agreement of a Director  Mr. Boaz Benrush and of  Mr. Oren Bar-nir Gayer 3,500,000 shares to each , of its unregistered common stock on said date valued at $147,000 to each .

On December 1, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $7,000.

The transactions referred to in this section are exempt from registration pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. All proceeds were used to fund our operation.

ITEM 6.  SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide disclosure pursuant to this Item 6.

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

Results of Operations

We are a development stage company and have not generated any revenues to date.  Our expenses in the year ended December 31, 2009 amounted to $5,779,341, as compared to $160,364 for the year ended December 31, 2008 and $5,944,823 for in the period from September 17, 2007 (inception) to December 31, 2009.  Expenses in 2009 included $33,484 in professional fees, incurred in connection with fulfilling our SEC reporting requirements, consulting fees in the amount of $729,115, $1,551 in travel expenses, and $249,999 in amortization relating the environmental hazard remediation technology license that we acquired from Solucorp Industries on October 27, 2008, and $10,747 of miscellaneous other expenses. The Company incurred a one time cost of $4,754,445 relating to an impariment loss of its acquired technology during the fourth quarter of 2009. During 2008 our expenses included $47,534 in professional fees, incurred in connection with the preparation of our financial statements and reports to the SEC and the registration of our common stock on Form SB-2, $27,000 in consulting fees, $16,339 in travel expenses, $55,556 in amortization relating to the environmental hazard remediation technology license, $4,520 in rent expenses and $9,415 of miscellaneous other expenses.

Our net loss in the year ended December 31, 2009, which includes foreign currency transaction expenses of $812 amounted to $5,780,153 as compared to $160,515 during the year ended December 31, 2008.

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

Liquidity and Capital Resources

We had $83 in cash at December 31, 2009, as compared to cash in the amount of $643 on December 31, 2008.

 There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months.  In addition, on October 27, 2008 we assumed an obligation to pay Solucorp Industries Ltd. $1 million, including $100,000 that was payable in November 2008. As of December 31, 2009, the Company has paid $150,000 of the agreed sum. As of the date hereof, the Company did not pay the remaining balance due as required by the Exclusive Brownfield License Agreement. The Company is in negotiations to extend the payment due date. If the Company does not adhere to its commitment, Solucorp has the right to sub-license the MBS technology to other entities. In order to meet our obligations to Solucorp Industries and to fund the development and marketing of our planned wireless data systems, we will require significant new funding which may be in the form of loans from current stockholders and/or from public and private equity offerings.

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

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Smaller reporting companies are not required to provide disclosure pursuant to this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS.

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

Report of Registered Independent Auditor	F-2

Financial Statements-

Balance Sheets as of December 31, 2009 and December 31, 2008	F-3

Statements of Operations for the Years Ended
December 31, 2009 and 2008 and Cumulative from Inception	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from Inception
Through December 31, 2009	F-5

Statements of Cash Flows for Years Ended December 31, 2009 and 2008
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Adama Technologies Corp.:

We have audited the accompanying balance sheets of Adama Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2009 and 2008, and from inception (September 17, 2007) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adama Technologies Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and from inception (September 17, 2007) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
April 13, 2010

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND DECEMBER 31, 2008

	As of	As of
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash in bank	$83	$643

Total current assets	83	643

Other Assets:
Acquired technology, net of $55,556 amortization	-	4,944,444
Patent pending	-	60,000

Total other assets	-	5,004,444

Total Assets	$83	$5,005,087
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$22,000	$10,061
Acquired technology obligation	850,000	1,000,000
Loans from related parties - Directors and stockholders	93,283	4,959

Total current liabilities	965,283	1,015,020

Total liabilities	965,283	1,015,020

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 89,345,000 and 73,890,000 shares issued and outstanding, respectively	8,935	7,389
Additional paid-in capital	4,974,451	4,151,111
Discount on common stock	(2,800)	(2,800)
(Deficit) accumulated during the development stage	(5,945,786)	(165,633)

Total stockholders' equity	(965,200)	3,990,067

Total Liabilities and Stockholders' Equity	$83	$5,005,087

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2009

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2009	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	33,484	47,534	83,768
Legal - incorporation	-	-	2,200
Consulting	729,115	27,000	756,115
Travel	1,551	16,339	17,890
Amortization	249,999	55,556	305,555
Rent	-	4,520	4,520
Impairment loss	4,754,445		4,754,445
Other	10,747	9,415	20,330

Total general and administrative expenses	5,779,341	160,364	5,944,823

(Loss) from Operations	(5,779,341)	(160,364)	(5,944,823)

Other Income (Expense)
Foreign currency transaction expenses	(812)	(151)	(963)

Provision for income taxes	-	-	-

Net (Loss)	$(5,780,153)	$(160,515)	$(5,945,786)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.07)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	78,364,890	51,808,219

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2009

			Additional	Discount on	(Deficit) Accumulated During the
	Common stock		Paid-in	Common	Development
	Shares	Amount	Capital	Stock	Stage	Totals
Balance - September 17, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	700

Net (loss) for the period	-	-	-	-	(5,118)	(5,118)

Balance - December 31, 2007	35,000,000	$3,500	$-	$(2,800)	$(5,118)	$(4,418)

Common stock issued for cash	15,000,000	1,500	64,700	-	-	66,200

Common stock issued for cash	15,000,000	1,500	87,300	-	-	88,800

Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	4,000,000

Net (loss) for the year	-	-	-	-	(160,515)	(160,515)

Balance - December 31, 2008	73,890,000	7,389	4,151,111	(2,800)	(165,633)	3,990,067

Common stock issued for cash	3,125,000	313	203,473	-	-	203,786

Common stock issued as compensation	125,000	13	21,988	-	-	22,001

Common stock issued for cash	1,500,000	150	119,850	-	-	120,000

Common stock issued as compensation	1,205,000	121	84,230	-	-	84,350

Common stock issued for cash	750,000	75	34,925	-	-	35,000

Common stock issued as compensation	1,250,000	125	58,625	-	-	58,750

Common stock issued as compensation	3,500,000	350	146,650	-	-	147,000

Common stock issued as compensation	3,500,000	350	146,650	-	-	147,000

Common stock issued as compensation	500,000	50	6,950	-	-	7,000

Net (loss) for the year	-	-	-	-	(5,780,153)	(5,780,153)

Balance - December 31, 2009	89,345,000	$8,935	$4,974,452	$(2,800)	$(5,945,786)	$(965,200)

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative From Inception

Operating Activities:
Net (loss)	$(5,780,153)	$(160,515)	$(5,945,786)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued as compensation	466,101	-	466,101
Impairment loss	4,754,445	-	4,754,445
Amortization	249,999	55,556	305,555
Changes in net assets and liabilities-
Accrued liabilites	11,939	(20,939)	22,000

Net Cash Used in Operating Activities	(297,670)	(125,898)	(397,686)

Investing Activities:
Acquisition and costs of intangible assets	(150,000)	-	(210,000)

Net Cash Used in Investing Activities	(150,000)	-	(210,000)

Financing Activities:
Deferred offering costs	-	(25,000)	(25,000)
Issuance of common stock	358,786	180,000	539,486
Loans from related parties - Directors and stockholders	88,324	(34,341)	93,283

Net Cash Provided by Financing Activities	447,110	120,659	607,769

Net (Decrease) Increase in Cash	(560)	(5,239)	83

Cash - Beginning of Period	643	5,882	-

Cash - End of Period	$83	$643	$83

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$4,000,000	$4,000,000
Obligation payable for acquired technology	$-	$1,000,000	$850,000

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2009.

Income Taxes

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Recent Accounting Pronouncements

The Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

The Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

The Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of December 31, 2009, the Company recorded an impairment loss for the full value of the patent.

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

As of December 31, 2009, the Company recorded an impairment loss for the full value of the acquired technology.

In consideration for the rights granted under the Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement.

As of December 31, 2009 the Company has paid $150,000 of the agreed sum.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

(5)  Common Stock

On November 13, 2007, the Company issued 35,000,000 shares (post forward stock split) of its common stock to seven individuals who are founders of the Company, including the Company’s initial Directors and officers, for proceeds of $700.

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

On October 5, 2009, the Company entered into an agreement with an unrelated third-party consultants.  As payment for the consultants’ services, the Company issued 1,205,000 shares of its unregistered common stock valued at $84,350.

On October 5, 2009, the Company raised $35,000 and issued 750,000 shares of its common stock, purchase price $0.047 per share, to an investor.

On October 5, 2009, the Company entered into an agreement with a shareholder consultant.  As payment for the consultant’s services, the Company issued 1,250,000 shares of its unregistered common stock on said date valued at $58,750.

On October 27, 2009, the Company issued as part of the termination agreement of a Director  Mr. Boaz Benrush and of  Mr. Oren Bar-nir Gayer 3,500,000 shares to each , of its unregistered common stock on said date valued at $147,000 to each.

On December 1, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $7,000.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2009 and 2008, was as follows (assuming a 23% effective tax rate):

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$1,329,435	$36,918
Change in valuation allowance	(1,329,435)	(36,918)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009 and 2008, as follows:

	2009	2008
Loss carryforwards	$1,367,531	$38,096
Less - Valuation allowance	(1,367,531)	(38,096)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2009, the Company had approximately $5,945,786 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire through the year 2029.

(7)  Related Party Transactions

On November 20, 2007, the Company subscribed 7,525,000 shares (post forward stock split) of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 2,500,000 shares (post forward stock split) of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

As of December 31, 2009, the Company owed $93,283 to Directors, officers, and principal stockholders of the Company for working capital loans.

During the year ending December 31, 2009, the Company paid consulting fees in the amount of $107,234 to Directors and officers of the Company.

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

As of December 31, 2009, the Company has paid $150,000 of the agreed sum.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal accounting and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers.

Name	Age	Positions and Offices Held
Aviram Malik	45	Chief Executive officer, President and Director
Asher Zwebner	46	Chief Financial/Accounting Officer, Secretary and Director
Benny Karasik	48	Treasurer, Secretary and Director

Our Directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Aviram Malik has been our Chief Executive Officer, President and Director since the Company’s inception on September 17, 2007. After his service in the Israeli navy as a deep sea diver in 1994, Aviram served as a Branch Manager for a leading pharmaceuticals corporation in Israel from 1994 to 1997. In 1997, Aviram was appointed European Sales Manager for Buzz VC, a leading hi-tech video conferencing company. He held this position for a several years and was later appointed Zone Manager for Loreal, in France in 2000, where he was responsible for sales and management of a sales force responsible for the Mediterranean region. From 2002-2003, Aviram served as a retail manager for one of Israel’s largest companies. As such, he was responsible for negotiations with suppliers both in Israel and abroad, overseeing the running of four Duty Free shops in Israel’s air and sea ports.

Asher Zwebner has been the Interim Chief Executive Officer of Majic Wheels Corp. since January 2009 and its Chief Financial Officer since the Company’s inception in March 15, 2007. As of January 1, 2007, Mr. Zwebner has served as the Chief Financial Officer of SinoBiomed Inc., and since October 18, 2007, as the Chief Financial Officer of Suspect Detection Systems, Inc., and its Interim Chief Executive Officer since February 2008. From November 2004 until October 2006, Mr. Zwebner was also a Director of SinoBiomed Inc. Since May 2002, he has also served as the Chief Financial Officer of ForexManage Ltd., a private hi-tech developer of Internet-based foreign exchange and risk management solutions based in Israel. From May 2001 until May 2002, Mr. Zwebner served as the Chief Financial Officer of SMC Ventures.com, a strategic consulting firm specializing in mergers and acquisitions and in corporate debt and equity financing activities. From January 2000 until May 2001, Mr. Zwebner acted as CFO for Britanica.com, an educational software company that developed a proprietary e-learning platform technology. . From March 1995 through December 1999, Mr. Zwebner was a senior manager at the Israeli accounting office of Kost Forer and Gabbay, a member of Ernst & Young International. Mr. Zwebner is a CPA in Israel and the United States, and received a BS Degree in Accounting and Finance from Touro College in 1988.

Benny Karasik, has been an entrepreneur of start ups and real estate developments as well as an investor in private equities since 2000.  Mr. Karasik was the founder of J&B Optical USA and was its Chief Executive Officer from 1971 until 2000.

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

Each Director of the Company serves for a term of one year or until the successor is elected at the Company’s annual stockholders’ meeting and is qualified, subject to removal by the Company’s stockholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Audit Committee and Financial Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. We will form an audit committee if it becomes necessary as a result of growth of the Company or as mandated by public policy.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the second or third quarter of 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation

Employment Contracts. We have no employment agreements with any of our Directors or executive officers.

Stock Options/SAR Grants.  On July 22, 2009, the Company adopted the Stock Incentive Plan, pursuant which the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors, consultants and service provider of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 25,000,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan. The plan may be administered by the Board.

Pursuant to the Termination Agreement, the Company issued 7,000,000 shares of its common stock, which were divided equally between the Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer, in consideration for the aggregate purchase price of US$7,000 or $0.001 per share. The purchase price was deducted from the amount to be reimbursed to the Mr. Boaz Benrush and Mr. Oren Bar-nir Gayer for fees incurred in performing their duties as directors of the Company. The issuances of the 7,000,000 shares were made pursuant to the Stock Incentive Plan. In accordance with the Termination Agreement, such shares were issued to the Trustee on behalf of Mr. Benrush and Mr. Bar-nir Gayer and are being held by the Trustee for the appropriate holding period required by Section 102(b)(2) of the Israeli Income Tax Ordinance (Capital Gain Option Through a Trustee) and subject to requirements of Rule 144 of the Securities Act of 1933, as amended.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Aviriam Malik, CEO	2007	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0
	2009	$66,567	0	0	0	0	0	0	$66,567
Asher Zwebner, CFO	2007	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0
	2009	$24,000	0	0	0	0	0	0	$24,000
Gal Ilivitski	2007	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0
	2009	$16,667	0	0	0	0	0	0	$16,667
*Boaz Benrush	2007	$0	0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0
	2009	$0	0	$147,000	0	0	0	0	$147,000
*Oren Bar-nir Gayer	2007		0	0	0	0	0	0	$0
	2008	$0	0	0	0	0	0	0	$0
	2009	$0	0	$147,000	0	0	0	$0	$147,000

*Issued pursuant to the termination agreement

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards. As of December 31, 2009, none of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the year 2009 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors, except for an aggregate of $107,234 paid in consulting fees and $147,000 paid to two directors pursuant to a termination agreement, as in the summary compensation table.

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

The percentages below are calculated based on 124,745,000  shares of our common stock issued and outstanding as of April 13, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. The address of each person listed is c/o Aviram Malik, 76/7 Zalman Shazar Street, Hod Hasharon, Israel 45350.

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership

Aviram Malik	10,000,000	8%

Benjamin Karasik	5,050,000	4%

Solucorp Industries Ltd.	8,890,000	7%

Shlomoh Letzeyr	10,000,000	8%

Zvi Benjamin	10,000,000	8%

All directors and executive officers as a group (2 persons)	15,050,000	12%

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

As of December 31, 2009, the Company owed $93,283 to Directors, officers, and principal stockholders of the Company for working capital loans.

For the year ending December 31, 2009, the Company paid consulting fees in the amount of $107,234 to Directors and officers of the Company.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors.  We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Weinberg & Bear LLC has served as the Company’s independent auditor since inception. During our 2009 and 2008 fiscal years, the aggregate fees which were billed to us by our independent auditor for professional services were as follows:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$14,000	$14,000
Audit-Related Fees
Tax Fees	$500	$500
All Other Fees

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2009, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on January 29, 2008).

3.2	By-Laws (incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on January 29, 2008).

10.1
Exclusive Worldwide Patent-Pending Sale Agreement between 1 Lane Technologies Corp. and Eliezer Sheffer (incorporated by reference to the Company’s Registration Statement on Form SB- 2, as filed with the Securities and Exchange Commission on January 29, 2008).

10.2
Purchase and Sale Agreement dated July 1, 2008, between Lavi Krasney and A. Malik (incorporated by reference to the Company’s Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on January 29, 2008).

10.3
Purchase and Sale Agreement dated July 1, 2008, between Asher Zwebner and Luscare Holdings  Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, as filed  with the  Securities and Exchange Commission on July 15, 2008)

10.4
Purchase and Sale Agreement dated July 1, 2008, between Asher Zwebner and Amnon Dardick (incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2008).

10.5
Purchase and Sale Agreement dated July 1, 2008, between Asher Zwebner and Shmuel Maayan  (incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the  Securities and Exchange Commission on July 15, 2008)

10.6
Exclusive Brownfield License Agreement, dated October 27, 2008 by and between 1 Lane  Technologies Corp and Solucorp Industries, Ltd. (incorporated by reference to the Company’s  Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October  28, 2008)

10.7
Agreement dated July 22, 2009 by and between Adama Technologies Corp and each of Boaz Benrush and Oren Bar-nir Gayer (incorporated by reference to the Company’s  Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2009).

10.8	2009 Employee Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2009).

10.9
Service Agreement dated July 22, 2009, by and between Adama Technologies Corp. and Adama Technologies (Israel) Ltd. (incorporated by reference to the Company’s  Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2009).

10.9
Agreement dated September 30, 2009 by and between Adama Technologies Corporation and each of Boaz Benrush and Oren Bar-nir Gayer (incorporated by reference to the Company’s  Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2009).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 ADAMA TECHNOLOGIES CORPORATION has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMA TECHNOLOGIES CORPORATION

Date: April 13, 2010	By:	/s/ Aviram Malik
Aviram Malik, Chief Executive Officer,
President and Director (Principal Executive Officer)

/s/ Asher Zwebner
Asher Zwebner
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)