Form 10-Q
period 2010-03-31
Adama Technologies Corp
filed 2010-05-24
CIK 1422222

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010

Financial Statements-

Balance Sheets as of March 31, 2010 and December 31, 2009	F-2

Statements of Operations for the Three Months Ended
March 31, 2010 and 2009, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through March 31, 2010	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$83	$83

Total current assets	83	83

Total Assets	$83	$83

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$24,000	$22,000
Acquired technology obligation	850,000	850,000
Loans from related parties - Directors and stockholders	107,524	93,283

Total current liabilities	981,524	965,283

Total liabilities	981,524	965,283

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 124,745,000 and 89,345,000 shares
issued and outstanding, respectively	12,475	8,935
Additional paid-in capital	5,218,711	4,974,451
Discount on common stock	(2,800)	(2,800)
(Deficit) accumulated during the development stage	(6,209,827)	(5,945,786)

Total stockholders' equity	(981,441)	(965,200)

Total Liabilities and Stockholders' Equity	$83	$83

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	9,241	6,340	93,009
Legal - incorporation	-	-	2,200
Consulting	253,800	17,550	1,009,915
Travel	-	-	17,889
Amortization	-	83,333	305,555
Rent	-	-	4,520
Impairment loss	-	-	4,754,445
Other	1,000	3,933	21,331

Total general and administrative expenses	264,041	111,156	6,208,864

(Loss) from Operations	(264,041)	(111,156)	(6,208,864)

Other Income (Expense)
Foreign currency transaction expenses	-	-	(963)

Provision for income taxes	-	-	-

Net (Loss)	$(264,041)	$(111,156)	$(6,209,827)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	112,762,778	73,890,000

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount on	During the
	Common stock		Paid-in	Common	Development
	Shares	Amount	Capital	Stock	Stage	Totals
Balance - September 17, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	700

Net (loss) for the period	-	-	-	-	(5,118)	(5,118)

Balance - December 31, 2007	35,000,000	$3,500	$-	$(2,800)	$(5,118)	$(4,418)

Common stock issued for cash	15,000,000	1,500	64,700	-	-	66,200

Common stock issued for cash	15,000,000	1,500	87,300	-	-	88,800

Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	4,000,000

Net (loss) for the year	-	-	-	-	(160,515)	(160,515)

Balance - December 31, 2008	73,890,000	7,389	4,151,111	(2,800)	(165,633)	3,990,067

Common stock issued for cash	3,125,000	313	203,473	-	-	203,786

Common stock issued as compensation	125,000	13	21,988	-	-	22,001

Common stock issued for cash	1,500,000	150	119,850	-	-	120,000

Common stock issued as compensation	1,205,000	121	84,230	-	-	84,350

Common stock issued for cash	750,000	75	34,925	-	-	35,000

Common stock issued as compensation	1,250,000	125	58,625	-	-	58,750

Common stock issued as compensation	3,500,000	350	146,650	-	-	147,000

Common stock issued as compensation	3,500,000	350	146,650	-	-	147,000

Common stock issued as compensation	500,000	50	6,950	-	-	7,000

Net (loss) for the year	-	-	-	-	(5,780,153)	(5,780,153)

Balance - December 31, 2009	89,345,000	$8,935	$4,974,452	$(2,800)	$(5,945,786)	$(965,200)

Common stock issued as compensation	12,000,000	1,200	82,800			84,000

Common stock issued as compensation	10,000,000	1,000	69,000			70,000

Common stock issued as compensation	3,400,000	340	23,460			23,800

Common stock issued as compensation	10,000,000	1,000	69,000			70,000

Net (loss) for the period	-	-	-	-	(264,041)	(264,041)

Balance - March 31, 2010	124,745,000	$12,475	$5,218,712	$(2,800)	$(6,209,827)	$(981,441)

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(264,041)	$(111,156)	$(6,209,827)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued as compensation	247,800	-	713,901
Impairment loss	-	-	4,754,445
Amortization	-	83,333	305,555
Changes in net assets and liabilities-
Accrued liabilites	2,000	(35,511)	24,000

Net Cash Used in Operating Activities	(14,241)	(63,334)	(411,927)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(210,000)

Net Cash Used in Investing Activities	-	-	(210,000)

Financing Activities:
Issuance of common stock	-	-	514,486
Loans from related parties - Directors and stockholders	14,241	66,285	107,524

Net Cash Provided by Financing Activities	14,241	66,285	622,010

Net (Decrease) Increase in Cash	-	2,951	83

Cash - Beginning of Period	83	643	-

Cash - End of Period	$83	$3,594	$83

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2010, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and its cash flows for the periods ended March 31, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2010 and December 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and expenses for the period ended March 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of March 31, 2010 the Company has paid $150,000 of the agreed sum.

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

On June 2, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 125,000 shares of its unregistered common stock on said date valued at $22,000. The fair value of the unregistered shares is determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On September 16, 2009, the Company raised $120,000 and issued 1,500,000 shares of its common stock, purchase price $0.08 per share, to an investor. The Company received net proceeds of $120,000.

On October 5, 2009, the Company entered into an agreement with an unrelated third-party consultants.  As payment for the consultants’ services, the Company issued 1,205,000 shares of its unregistered common stock valued at $84,350. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 5, 2009, the Company raised $35,000 and issued 750,000 shares of its common stock, purchase price $0.047 per share, to an investor.

On October 5, 2009, the Company entered into an agreement with a shareholder consultant.  As payment for the consultant’s services, the Company issued 1,250,000 shares of its unregistered common stock on said date valued at $58,750. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 27, 2009, the Company entered into an agreement with a Director whereby the Company issued 3,500,000 shares of its unregistered common stock on said date as termination compensation valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 27, 2009, the Company entered into an agreement with an additional Director whereby the Company  issued 3,500,000 shares of its unregistered common stock on said date as termination compensation  valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On December 1, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $7,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On January 12, 2010, the Company entered into an agreement with unrelated third-party consultants.  As payment for the consultants' services, the Company issued 12,000,000 shares of its unregistered common stock on said date valued at $84,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On February 3, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $70,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On February 16, 2010, the Company entered into an agreement with unrelated third-party consultants.  As payment for the consultants' services, the Company issued 3,400,000 shares of its unregistered common stock on said date valued at $23,800. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On February 25, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $70,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$79,896	$25,566
Change in valuation allowance	(79,896)	(25,566)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$353,905	$274,008
Less - Valuation allowance	(353,905)	(274,008)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, the Company had approximately $1,538,715 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

(7)  Related Party Transactions

On November 20, 2007, the Company subscribed 7,525,000 shares (post forward stock split) of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 2,500,000 shares (post forward stock split) of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

As of March 31, 2010, the Company owed $107,524 to Directors, officers, and principal stockholders of the Company for working capital loans.

From the date of inception through March 31, 2010, the Company paid consulting fees in the amount of $117,234 to Directors of the Company.

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

As of March 31, 2010, the Company has paid $150,000 of the agreed sum.

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