Form 10-Q/A
period 2010-03-31
Adama Technologies Corp
filed 2010-08-12
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31 2010
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

As of May 24 2010, 124,745,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

In consideration for the rights granted under the Exclusive Brownfield License Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008. As of March 31 2010 , the Company paid only $150,000 of the agreed sum. As of the date hereof, the Company has not pay the remaining balance due as required by the Exclusive Brownfield License Agreement. The Company is currently in negotiations with Solucorp to extend the payment due date. If the Company fails to renegotiate the payment due date with Solucorp, Solucorp has the right to sub-license the MBS technology to other parties.

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

Results of Operations

Results of Operations For the three months ended March 31 2010  to the three months ended March 31 2009

Revenues

The Company did not generate any revenues for the three (3) months ended March 31 2010 and March 31 2009.

During the three (3) months ended March 31 2010 and 2009, total operating expenses were $264,041 and $111,156, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and the increase in 2010 relates to equity compensation for consulting expenses in relation to business development.

Net loss

During the three (3) months ended March 31 2010 and  2009, the net loss was $264,041 and $111,156, respectively.

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

Liquidity and Capital Resources

Our balance sheet as of March 31 2010 and as of December 31 2009 was  $83. Cash and cash equivalents from inception to date have been  sufficient to provide the operating capital necessary to operate to date.

There is not enough cash on hand to fund our administrative and other  operating expenses or our proposed research and development program  for the next twelve months, and we do not anticipate that we will generate  any revenues from operations for the next twelve months.

Pursuant to the Exclusive Brownfield License Agreement, the Company is  committed to pay Solucorp an additional $850,000 a non-exclusive license for  use of the MBS Process for the remediation of contaminated sites and  superfunded like sites. In order to meet our obligations to Solucorp we will  require significant new funding which may be in the form of loans from  current stockholders and/or from public and private equity offerings. We do  not currently have any arrangements or understandings with any person  regarding future equity or debt financing. The Company is in the process of  renegotiating an extension for the payment to Solucorp.

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

Date August 12, 2010	ADAMA TECHNOLOGIES CORPORATION

	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer (Principal Financial and Accounting Officer)