Form 10-Q
period 2010-06-30
Adama Technologies Corp
filed 2010-08-16
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30 2010

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
Yes ☐ No ☒

As of August 16, 2010, 153,645,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$464	$83

Total current assets	464	83

Total Assets	$464	$83

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$29,000	$22,000
Acquired technology obligation	850,000	850,000
Loans from related parties - Directors and stockholders	92,724	93,283

Total current liabilities	971,724	965,283

Total liabilities	971,724	965,283

Commitments and Contingencies

Stockholders' Equity

Common stock, par value $.0001 per share, 200,000,000 shares authorized; 153,645,000 and 89,345,000 shares issued and outstanding, respectively	15,365	8,935
Additional paid-in capital	5,363,296	4,974,451
Discount on common stock	(2,800)	(2,800)
Stock subscription receivable	(28,000)	-
(Deficit) accumulated during the development stage	(6,319,120)	(5,945,786)

Total stockholders' equity	(971,260)	(965,200)

Total Liabilities and Stockholders' Equity	$464	$83

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010
 AND 2009, AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH JUNE 30, 2010
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From
	2010	2009	2010	2009	Inception
Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	5130	9,183	14,371	15,523	98,139
Legal - incorporation	-	-	-	-	2,200
Consulting	104,075	83,450	357,875	101,000	1,113,990
Travel	-	-	-	-	17,889
Amortization	-	83,333	-	166,666	305,555
Rent	-	-	-	-	4,520
Impairment loss	-	-	-	-	4,754,445
Other	88	1,063	1,088	4,997	21,419

Total general and administrative expenses	109,293	177,029	373,334	288,186	6,318,157

(Loss) from Operations	(109,293)	(177,029)	(373,334)	(288,186)	(6,318,157)

Other Income (Expense)			-	-
Foreign currency transaction losses	-	-			(963)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(109,293)	$(177,029)	$(373,334)	$(288,186)	$(6,319,120)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	135,558,187	75,701,111	124,333,950	74,790,552

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

	Common stock		Additional Paid-in	Discount on Common	Stock Subscriptions	During the Development
	Shares	Amount	Capital	Stock	Receivable	Stage	Totals
Balance - September 17, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	-	700

Net (loss) for the period	-	-	-	-	-	(5,118)	(5,118)

Balance - December 31, 2007	35,000,000	3,500	-	(2,800)	-	(5,118)	(4,418)

Common stock issued for cash	15,000,000	1,500	64,700	-	-	-	66,200

Common stock issued for cash	15,000,000	1,500	87,300	-	-	-	88,800

Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	-	4,000,000

Net (loss) for the year	-	-	-	-	-	(160,515)	(160,515)

Balance - December 31, 2008	73,890,000	7,389	4,151,111	(2,800)	-	(165,633)	3,990,067

Common stock issued for cash	3,125,000	313	203,473	-	-	-	203,786

Common stock issued as compensation	125,000	13	21,988	-	-	-	22,001

Common stock issued for cash	1,500,000	150	119,850	-	-	-	120,000

Common stock issued as compensation	1,205,000	121	84,230	-	-	-	84,350

Common stock issued for cash	750,000	75	34,925	-	-	-	35,000

Common stock issued as compensation	1,250,000	125	58,625	-	-	-	58,750

Common stock issued as compensation	3,500,000	350	146,650	-	-	-	147,000

Common stock issued as compensation	3,500,000	350	146,650	-	-	-	147,000

Common stock issued as compensation	500,000	50	6,950	-	-	-	7,000

Net (loss) for the year	-	-	-	-	-	(5,780,153)	(5,780,153)

Balance - December 31, 2009	89,345,000	8,935	4,974,452	(2,800)	-	(5,945,786)	(965,200)

Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000

Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000

Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000

Common stock issued as compensation	10,000,000	1,000	69,000	-	-	-	70,000

Common stock issued as compensation	3,400,000	340	23,460	-	-	-	23,800

Common stock issued as compensation	10,000,000	1,000	69,000	-	-	-	70,000

Common stock issued for cash	8,000,000	800	12,200	-	-	-	13,000

Common stock issued as compensation	7,000,000	700	62,300	-	-	-	63,000

Common stock issued as compensation	3,250,000	325	13,650	-	-	-	13,975

Common stock issued for cash	8,150,000	815	34,185	-	(28,000)	-	7,000

Common stock issued as compensation	2,500,000	250	22,250	-	-	-	22,500

Net (loss) for the year	-	-	-	-	-	(373,334)	(373,334)

Balance - June 30, 2010	153,645,000	$15,365	$5,363,297	$(2,800)	$(28,000)	$(6,319,120)	$(971,259)

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE 30, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH JUNE 30, 2010
(Unaudited)

	Six Months Ended June 30,		Cumulative From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(373,334)	$(288,186)	$(6,319,120)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued as compensation	347,275	22,000	813,376
Impairment loss	-	-	4,754,445
Amortization	-	166,666	305,554
Changes in net assets and liabilities-
Accrued liabilites	7,000	(4,061)	29,000

Net Cash Used in Operating Activities	(19,059)	(103,581)	(416,746)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(210,000)

Net Cash Used in Investing Activities	-	-	(210,000)

Financing Activities:
Proceeds from stock issued	20,000	203,786	534,486
Payment of obligation for acquired technology	-	(100,000)	-
Loans from related parties - Directors and stockholders	(560)	9,185	92,724

Net Cash Provided by Financing Activities	19,440	112,971	627,210

Net (Decrease) Increase in Cash	381	9,390	464

Cash - Beginning of Period	83	643	-

Cash - End of Period	$464	$10,033	$464

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$1,000,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the periods ended June 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010 and December 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and expenses for the period ended June 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of June 30, 2010 the Company has paid $150,000 of the agreed sum.

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

On October 27, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 3,500,000 shares of its unregistered common stock on said date valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 27, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 3,500,000 shares of its unregistered common stock on said date valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

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

On April 25, 2010, the Company raised $13,000 and issued 8,000,000 shares of its common stock, with a purchase price $0.0016 per share, to investors.

On May 26, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 7,000,000 shares of its unregistered common stock on said date valued at $63,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On June 16, 2010, the Company entered into agreements with unrelated third-party consultants.  As payment for the consultant’s services, the Company issued 3,250,000 shares of its unregistered common stock on said date valued at $13.975. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On June 16, 2010, the Company raised $35,000 and issued 8,150,000 shares of its common stock, with a purchase price $0.0043 per share, to investors.

On June 21, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 2,500,000 shares of its unregistered common stock on said date valued at $22,500. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$85,867	$66,283
Change in valuation allowance	(85,867)	(66,283)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2010 and December 31, 2009, as follows:

	2010	2009
Loss carryforwards	$398,209	$274,008
Less - Valuation allowance	(398,209)	(274,008)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, the Company had approximately $1,731,342 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

(7)  Related Party Transactions

On November 20, 2007, the Company subscribed 7,525,000 shares (post forward stock split) of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 2,500,000 shares (post forward stock split) of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

As of June 30, 2010, the Company owed $92,724 to Directors, officers, and principal stockholders of the Company for working capital loans.

From the date of inception through June 30, 2010, the Company paid consulting fees in the amount of $197,234 to Directors of the Company.

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

As of June 30, 2010, the Company has paid $150,000 of the agreed sum.

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

In consideration for the rights granted under the Exclusive Brownfield License Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008. As of March 31 2010 , the Company paid only $150,000 of the agreed sum. As of the date hereof, the Company has not paid the remaining balance due as required by the Exclusive Brownfield License Agreement. The Company is currently in negotiations with Solucorp to extend the payment due date. If the Company fails to renegotiate the payment due date with Solucorp, Solucorp has the right to sub-license the MBS technology to other parties.

Employees

Other than our current directors and officers,  we have no other full time or part-time employees however we have various outside consultants.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of Operations For the six months ended June 30 2010  and six  months ended June 30  2009

Revenues

The Company did not generate any revenues for the  six months ended June 30 2010 and June 30 2009.

During the six  months ended June 30 2010 and 2009, total operating expenses were $373,334 and $288,186, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and the increase in 2010 relates to equity compensation for consulting expenses in relation to business development.

Net loss

During the six months ended June 30 2010 and  2009, the net loss was $373,334 and $288,186, respectively.

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

Liquidity and Capital Resources

Our cash balance as of June 30, 2010  was  $464. Cash and cash equivalents from inception to date have been  sufficient to provide the operating capital necessary to operate to date.

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

On April 25, 2010, the Company raised $13,000 and issued 8,000,000 shares of its common stock, with a purchase price $0.0016 per share, to investors.

On May 26, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 7,000,000 shares of its unregistered common stock on said date valued at $63,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On June 16, 2010, the Company entered into agreements with unrelated third-party consultants.  As payment for the consultant’s services, the Company issued 3,250,000 shares of its unregistered common stock on said date valued at $13.975. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On June 16, 2010, the Company raised $35,000 and issued 8,150,000 shares of its common stock, with a purchase price $0.0043 per share, to investors.

On June 21, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 2,500,000 shares of its unregistered common stock on said date valued at $22,500. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

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

ADAMA TECHNOLOGIES CORPORATION

Date August 16, 2010	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer (Principal Financial and Accounting Officer)