Form 10-K
period 2010-12-31
Adama Technologies Corp
filed 2011-03-31
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $1,404,000  based upon $.006 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

The number of shares of the issuer’s common stock issued and outstanding as of  March 31, 2011 was 234,255,000 shares.

Documents Incorporated by Reference:  Prospectus   filed pursuant to Rule 424(b)(3) of the Act on February 19, 2008 (Registration No. 333-148910)

T ABLE OF CONTENTS

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Adama Technologies Corporation., unless the context otherwise indicates .

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

Pursuant to the Agreement, Mr. Benrush and Mr. Bar-nir Gayer were to perform the duties specified therein in consideration for the issuance of an aggregate of 14,000,000 shares of the Company’s common stock, which constitutes 15.4% of the Company’s issued and outstanding shares of common stock on a fully diluted basis as of the date of the Agreement (the “Shares”), valued at $294,000,000 on of the date of the grant. The issuances of the shares were to be made pursuant to the Stock Incentive Plan (as defined below) and subject to Mr. Benrush and Mr. Bar-nir Gayer achieving the milestones set forth in Section 2 of the Agreement.

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

The Company is not continuing its original business plan of the development of the Patent acquired from Mr Eliezer Sheffer.

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

Holders

As of March 31 2011, there were 234,255,000 shares of our common stock issued and outstanding, which were held by 73 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 12, 2010, the Company issued 8,000,000 shares of its unregistered common stock valued at $56,000 to two directors of the Company. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On January 12, 2010, the Company entered into an agreement with an unrelated third-party consultant. As payment for past services, the Company issued 4,000,000 shares of its unregistered common stock on said date valued at $28,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On February 3, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $70,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On February 16, 2010, the Company entered into an agreement with unrelated third-party consultants.  As payment for the consultants' past services, the Company issued 3,400,000 shares of its unregistered common stock on said date valued at $23,800. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On February 25, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $70,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On April 25, 2010, the Company raised $13,000 and issued 8,000,000 shares of its common stock, with a purchase price $0.0016 per share, to investors.

On May 26, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 7,000,000 shares of its unregistered common stock on said date valued at $63,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On June 16, 2010, the Company entered into agreements with unrelated third-party consultants.  As payment for the consultant’s past services, the Company issued 3,250,000 shares of its unregistered common stock on said date valued at $13.975. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On June 16, 2010, the Company raised $35,000 and issued 8,150,000 shares of its common stock, with a purchase price $0.0043 per share, to investors.

On June 21, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 2,500,000 shares of its unregistered common stock on said date valued at $22,500. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On August 13, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 11,100,000 shares of its unregistered common stock on said date valued at $111,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On August 30, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 5,000,000 shares of its unregistered common stock on said date valued at $50,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On August 31, 2010, the Company raised $10,000 and issued 10,000,000 shares of its common stock, with a purchase price $0.001 per share, to investors.

On October 1, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 5,000,000 shares of its unregistered common stock on said date valued at $24,500. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 18, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 14,950,000 shares of its unregistered common stock on said date valued at $209,300. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On December 15, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 7,060,000 shares of its unregistered common stock on said date valued at $49,420. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

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

The Company has discontinued to pursue the business plan relating to this technology .

We have also acquired a non-exclusive license to certain technology used in the remediation of contaminated sites, pursuant to our agreement with Solucorp Industries Ltd. dated October 27, 2008.

Results of Operations

We are a development stage company and have not generated any revenues to date.  Our expenses in the year ended December 31, 2010 amounted to $867,327, as compared to $5,780,153 for the year ended December 31, 2009 .  Expenses in 2010 was primarily comprised of third party consulting expenses in relation to the marketing and business development ($807,295)  and  professional fees, incurred in connection with fulfilling our SEC reporting requirements. The Company incurred a one time cost of $4,754,445 relating to an impairment loss of its acquired technology during the fourth quarter of 2009 which comprises the large amount of expenses in 2009 .

Our net loss in the year ended December 31, 2010, amounted to $867,327 as compared to the net loss of  $5,780,153 during the year ended December 31, 2009.

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

Liquidity and Capital Resources

We had $1,921 in cash at December 31, 2010, as compared to cash in the amount of $83 on December 31, 2009.

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

On October 15, 2010 the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on July 27, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On December 13, 2010 the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on September 15, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers.

Name	Age	Positions and Offices Held
Aviram Malik	46	Chief Executive officer, President and Director
Asher Zwebner	47	Chief Financial/Accounting Officer, Secretary and Director
Benny Karasik	49	Treasurer, Secretary and Director

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

Benny Karasik , has been an entrepreneur of start ups and real estate developments as well as an investor in private equities since 2000.  Mr. Karasik was the founder of J&B Optical USA and was its Chief Executive Officer from 1971 until 2000.

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the second quarter of 2011.

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

Summary Compensation

Employment Contracts . We have no employment agreements with any of our Directors or executive officers.

Stock Options/SAR Grants .   On July 22, 2009, the Company adopted the Stock Incentive Plan, pursuant which the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors, consultants and service provider of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 25,000,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan. The plan may be administered by the Board.  No options have been issued to date under the plan .

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Aviriam Malik, CEO	2010	$		0	$28,000	0	0	0	0	$28,000

Asher Zwebner, CFO	2010		$19,500	0	0	0	0	0	0	$19,5000

Benny Karasik	2010	$		0	$28,000	0	0	0	0	$28,000

Long-Term Incentive Plans. As of December 31, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards . As of December 31, 2010, none of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the year 2010 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors, except for an aggregate of $19,500 paid in consulting fees to the Chief Financial Officer  and $28,000 in the form of unregistered restricted  common stock to each of two of its Directors .

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

The percentages below are calculated based on 234,255,000  shares of our common stock issued and outstanding as of March 31 , 2011. The address of each person listed is c/o Aviram Malik, 76/7 Zalman Shazar Street, Hod Hasharon, Israel 45350.

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership

Aviram Malik	9,727,600	4.1%

Benjamin Karasik	5,750,000	2.5%

All directors and executive officers as a group (2 persons)	15,477,000	6.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

As of December 31, 2010, the Company owed $37,924 to Directors, officers, and principal stockholders of the Company for working capital loans.

For the year ending December 31, 2010, the Company paid consulting fees in the amount of $19,500 to the Chief Financial Officer and issued 8,000,000 shares of its unregistered common stock valued at $56,000 to two directors of the Company. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors.  We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Weinberg & Baer LLC has served as the Company’s independent auditor since inception. During our 2010 and 2009 fiscal years, the aggregate fees which were billed to us by our independent auditor for professional services were as follows:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$14,000	$14,000
Audit-Related Fees
Tax Fees	$500	$500
All Other Fees

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2010, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

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

ADAMA TECHNOLOGIES CORPORATION

Date: March 31 , 2010	By:	/s/ Aviram Malik
Aviram Malik, Chief Executive Officer,
President and Director (Principal Executive Officer)

/s/ Asher Zwebner
Asher Zwebner
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Report of Registered Independent Auditor	F-2

Financial Statements-

Balance Sheets as of December31, 2010 and December 31, 2009	F-3

Statements of Operations for the Years Ended
December 31, 2010 and 2009 and Cumulative from Inception	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from Inception
Through December 31, 2010	F-5

Statements of Cash Flows for Years Ended December 31, 2010 and 2009
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Adama Technologies Corp.:

We have audited the accompanying balance sheets of  Adama Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years ended December 31, 2010 and 2009, and from inception (September 17, 2007) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Adama Technologies Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and from inception (September 17, 2007) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 24, 2011

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	As of	As of
	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash in bank	$1,921	$83

Total current assets	1,921	83

Total Assets	$1,921	$83

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$31,214	$22,000
Acquired technology obligation	850,000	850,000
Loans from related parties - Directors and stockholders	37,924	93,283
Convertible note payable, net of discount	28,153	-

Total current liabilities	947,291	965,283

Total liabilities	947,291	965,283

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 206,755,000 and 89,345,000 shares issued and outstanding, respectively	20,676	8,935
Additional paid-in capital	5,868,867	4,974,451
Discount on common stock	(2,800)	(2,800)
Stock subscriptions receivable	(19,000)	-
(Deficit) accumulated during the development stage	(6,813,113)	(5,945,786)

Total stockholders' equity (deficit)	(945,370)	(965,200)

Total Liabilities and Stockholders' Equity	$1,921	$83

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
 AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2010

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	40,110	33,484	123,878
Legal - incorporation	-	-	2,200
Consulting	807,095	729,115	1,563,209
Travel	-	1,551	17,890
Amortization	-	249,999	305,555
Rent	-	-	4,520
Impairment loss	-	4,754,445	4,754,445
Other	9,507	10,747	29,838

Total general and administrative expenses	856,712	5,779,341	6,801,535

(Loss) from Operations	(856,712)	(5,779,341)	(6,801,535)

Other Income (Expense)
Foreign currency transaction expenses	-	(812)	(963)
Interest expense	(10,615)	-	(10,615)

Provision for income taxes	-	-	-

Net (Loss)	$(867,327)	$(5,780,153)	$(6,813,113)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.07)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	152,889,027	78,364,890

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2010

						(Deficit)
						Accumulated
			Additional	Discount on	Stock	During the
	Common stock		Paid-in	Common	Subscriptions	Development
	Shares	Amount	Capital	Stock	Receivable	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	-	700

Net (loss) for the period	-	-	-	-	-	(5,118)	(5,118)

Balance - December 31, 2007	35,000,000	3,500	-	(2,800)	-	(5,118)	(4,418)

Common stock issued for cash	15,000,000	1,500	64,700	-	-	-	66,200

Common stock issued for cash	15,000,000	1,500	87,300	-	-	-	88,800

Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	-	4,000,000

Net (loss) for the year	-	-	-	-	-	(160,515)	(160,515)

Balance - December 31, 2008	73,890,000	7,389	4,151,111	(2,800)	-	(165,633)	3,990,067

Common stock issued for cash	3,125,000	313	203,473	-	-	-	203,786

Common stock issued as compensation	125,000	13	21,988	-	-	-	22,001

Common stock issued for cash	1,500,000	150	119,850	-	-	-	120,000

Common stock issued as compensation	1,205,000	121	84,230	-	-	-	84,350

Common stock issued for cash	750,000	75	34,925	-	-	-	35,000

Common stock issued as compensation	1,250,000	125	58,625	-	-	-	58,750

Common stock issued as compensation	3,500,000	350	146,650	-	-	-	147,000

Common stock issued as compensation	3,500,000	350	146,650	-	-	-	147,000

Common stock issued as compensation	500,000	50	6,950	-	-	-	7,000

Net (loss) for the year	-	-	-	-	-	(5,780,153)	(5,780,153)

Balance - December 31, 2009	89,345,000	8,935	4,974,452	(2,800)	-	(5,945,786)	(965,200)

Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000

Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000

Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000

Common stock issued as compensation	10,000,000	1,000	69,000	-	-	-	70,000

Common stock issued as compensation	3,400,000	340	23,460	-	-	-	23,800

Common stock issued as compensation	10,000,000	1,000	69,000	-	-	-	70,000

Common stock issued for cash	8,000,000	800	12,200	-	-	-	13,000

Common stock issued as compensation	7,000,000	700	62,300	-	-	-	63,000

Common stock issued as compensation	3,250,000	325	13,650	-	-	-	13,975

Common stock issued for cash	8,150,000	815	34,185	-	(28,000)	-	7,000

Common stock issued as compensation	2,500,000	250	22,250	-	-	-	22,500

Common stock issued as compensation	11,100,000	1,110	109,890	-	-	-	111,000

Common stock issued as compensation	5,000,000	500	49,500	-	-	-	50,000

Common stock issued for cash	10,000,000	1,000	9,000	-	-	-	10,000

Payment of stock subscription receivable	-	-	-	-	9,000	-	9,000

Common stock issued as compensation	5,000,000	500	24,000	-	-	-	24,500

Common stock issued as compensation	14,950,000	1,495	207,805	-	-	-	209,300

Discount of convertible note	-	-	36,207	-	-	-	36,207

Common stock issued as compensation	7,060,000	706	48,714	-	-	-	49,420

Discount of convertible note	-	-	20,455	-	-	-	20,455

Net (loss) for the year	-	-	-	-	-	(867,327)	(867,327)

Balance - December 31, 2010	206,755,000	$20,676	$5,868,868	$(2,800)	$(19,000)	$(6,813,113)	$(945,370)

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH DECEMBER 31, 2010

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(867,327)	$(5,780,153)	$(6,813,113)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued as compensation	791,495	466,101	1,257,596
Amortization of beneficial conversion feature	9,815	-	9,815
Impairment loss	-	4,754,445	4,754,445
Amortization	-	249,999	305,555
Changes in net assets and liabilities-
Accrued liabilites	9,214	11,939	31,214

Net Cash Used in Operating Activities	(56,803)	(297,670)	(454,489)

Investing Activities:
Acquisition and costs of intangible assets	-	(150,000)	(210,000)

Net Cash Used in Investing Activities	-	(150,000)	(210,000)

Financing Activities:
Deferred offering costs	-	-	(25,000)
Proceeds from issuance of common stock	39,000	358,786	578,486
Proceeds from convertible note payable	75,000	-	75,000
Proceeds from stockholder loans	15,345	457,998	566,302
Payment of stockholder loans	(70,704)	(369,674)	(528,378)

Net Cash Provided by Financing Activities	58,641	447,110	666,410

Net (Decrease) Increase in Cash	1,838	(560)	1,921

Cash - Beginning of Period	83	643	-

Cash - End of Period	$1,921	$83	$1,921

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$850,000

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010 and December 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010, and expenses for the period December 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of December 31, 2010 the Company has paid $150,000 of the agreed sum and the remaining $850,000 is past due.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

(5)  Convertible Notes Payable

On October 15, 2010 the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on July 27, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On December 13, 2010 the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on September 15, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the notes, and the number of convertible shares, the BCF was valued at $56,662.  The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2010 the Company has recognized $800 in interest expense related to the notes and has amortized $9,815 of the beneficial conversion features which has been recorded as interest expense.

(6)  Common Stock

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

On October 27, 2009, the Company entered into an agreement with a resigning Director to receive as compensation for his  services, 3,500,000 shares of its unregistered common stock  valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 27, 2009, the Company entered into an agreement with a resigning Director to receive as compensation for his  services, 3,500,000 shares of its unregistered common stock  valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On December 1, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $7,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On January 12, 2010, the Company issued 8,000,000 shares of its unregistered common stock valued at $56,000 to two directors of the Company. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On January 12, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for past services, the Company issued 4,000,000 shares of its unregistered common stock on said date valued at $28,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On February 3, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $70,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On February 16, 2010, the Company entered into an agreement with unrelated third-party consultants.  As payment for the consultants' past services, the Company issued 3,400,000 shares of its unregistered common stock on said date valued at $23,800. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On February 25, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $70,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On April 25, 2010, the Company raised $13,000 and issued 8,000,000 shares of its common stock, with a purchase price $0.0016 per share, to investors.

On May 26, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 7,000,000 shares of its unregistered common stock on said date valued at $63,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On June 16, 2010, the Company entered into agreements with unrelated third-party consultants.  As payment for the consultant’s past services, the Company issued 3,250,000 shares of its unregistered common stock on said date valued at $13.975. The fair value of the unregistered shares was determined based on comparable sales.

On June 16, 2010, the Company raised $35,000 and issued 8,150,000 shares of its common stock, with a purchase price $0.0043 per share, to investors.

On June 21, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 2,500,000 shares of its unregistered common stock on said date valued at $22,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On August 13, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 11,100,000 shares of its unregistered common stock on said date valued at $111,000. The fair value of the unregistered shares was determined based on comparable sales.

On August 30, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 5,000,000 shares of its unregistered common stock on said date valued at $50,000. The fair value of the unregistered shares was determined based on comparable sales.

On August 31, 2010, the Company raised $10,000 and issued 10,000,000 shares of its common stock, with a purchase price $0.001 per share, to investors.

On October 1, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 5,000,000 shares of its unregistered common stock on said date valued at $24,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On October 18, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 14,950,000 shares of its unregistered common stock on said date valued at $209,300. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On December 15, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 7,060,000 shares of its unregistered common stock on said date valued at $49,420. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2010 and 2009, was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$199,485	$1,329,435
Non-deductible expenses	(2,257)	(1,093,522)
Change in valuation allowance	(197,228)	(235,913)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010 and 2009, as follows:

	2010	2009

Loss carryforwards	$471,236	$274,008
Less - Valuation allowance	(471,236)	(274,008)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2010, the Company had approximately $2,049,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The years ended December 31, 2010 and 2009 are open for examination.

(8)  Related Party Transactions

On November 20, 2007, the Company subscribed 7,525,000 shares (post forward stock split) of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 2,500,000 shares (post forward stock split) of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

As of December 31, 2010, the Company owed $37,924 to Directors, officers, and principal stockholders of the Company for working capital loans.

For the year ended December 31, 2010, the Company paid commissions and consulting fees of $75,500 to Directors and officers of the Company.

(9) Commitment and Contingencies

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

As of December 31, 2010 the Company has paid $150,000 of the agreed sum and the remaining $850,000 is past due.

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