Form 10-Q
period 2011-03-31
Adama Technologies Corp
filed 2011-05-18
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 ,2011

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
Yes ☐ No ☒

As of March 31 , 2011 , 234,255,000   shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011

Financial Statements-

Balance Sheets as of March 31, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months Ended
March 31, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through March 31, 2011	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$603	$1,921
Prepaid expenses	226,875	-

Total current assets	227,478	1,921

Total Assets	$227,478	$1,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$21,994	$31,214
Acquired technology obligation	-	850,000
Loans from related parties - Directors and stockholders	46,361	37,924
Convertible note payable, net of discount	46,808	28,153

Total current liabilities	115,163	947,291

Total liabilities	115,163	947,291

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 234,255,000 and 206,755,000 shares issued and outstanding, respectively	23,426	20,676
Additional paid-in capital	6,168,617	5,868,867
Discount on common stock	(2,800)	(2,800)
Stock subscriptions receivable	-	(19,000)
(Deficit) accumulated during the development stage	(6,076,928)	(6,813,113)

Total stockholders' equity (deficit)	112,315	(945,370)

Total Liabilities and Stockholders' Equity	$227,478	$1,921

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	4,237	9,241	128,115
Legal - incorporation	-	-	-
Consulting	78,625	253,800	1,641,835
Travel	-	-	17,890
Amortization	-	-	305,555
Rent	-	-	4,520
Impairment loss	-	-	4,754,445
Other	30	1,000	32,068

Total general and administrative expenses	82,892	264,041	6,884,428

(Loss) from Operations	(82,892)	(264,041)	(6,884,428)

Other Income (Expense)
Foreign currency transaction gains			2,769
Forgiveness of debt	840,000		840,000
Foreign currency transaction expenses	(789)	-	(4,520)
Interest expense	(20,134)	-	(30,749)

Provision for income taxes	-	-	-

Net Income (Loss)	$736,185	$(264,041)	$(6,076,928)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic	234,255,000	112,762,778

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

						(Deficit)
						Accumulated
			Additional	Discount on	Stock	During the
	Common stock		Paid-in	Common	Subscriptions	Development
	Shares	Amount	Capital	Stock	Receivable	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	-	700
Net (loss) for the period	-	-	-	-	-	(5,118)	(5,118)
Balance - December 31, 2007	35,000,000	3,500	-	(2,800)	-	(5,118)	(4,418)
Common stock issued for cash	15,000,000	1,500	64,700	-	-	-	66,200
Common stock issued for cash	15,000,000	1,500	87,300	-	-	-	88,800
Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	-	4,000,000
Net (loss) for the year	-	-	-	-	-	(160,515)	(160,515)
Balance - December 31, 2008	73,890,000	7,389	4,151,111	(2,800)	-	(165,633)	3,990,067
Common stock issued for cash	3,125,000	313	203,473	-	-	-	203,786
Common stock issued as compensation	125,000	13	21,988	-	-	-	22,001
Common stock issued for cash	1,500,000	150	119,850	-	-	-	120,000
Common stock issued as compensation	1,205,000	121	84,230	-	-	-	84,350
Common stock issued for cash	750,000	75	34,925	-	-	-	35,000
Common stock issued as compensation	1,250,000	125	58,625	-	-	-	58,750
Common stock issued as compensation	3,500,000	350	146,650	-	-	-	147,000
Common stock issued as compensation	3,500,000	350	146,650	-	-	-	147,000
Common stock issued as compensation	500,000	50	6,950	-	-	-	7,000
Net (loss) for the year	-	-	-	-	-	(5,780,153)	(5,780,153)
Balance - December 31, 2009	89,345,000	8,935	4,974,452	(2,800)	-	(5,945,786)	(965,200)
Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000
Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000
Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000
Common stock issued as compensation	10,000,000	1,000	69,000	-	-	-	70,000
Common stock issued as compensation	3,400,000	340	23,460	-	-	-	23,800
Common stock issued as compensation	10,000,000	1,000	69,000	-	-	-	70,000
Common stock issued for cash	8,000,000	800	12,200	-	-	-	13,000
Common stock issued as compensation	7,000,000	700	62,300	-	-	-	63,000
Common stock issued as compensation	3,250,000	325	13,650	-	-	-	13,975
Common stock issued for cash	8,150,000	815	34,185	-	(28,000)	-	7,000
Common stock issued as compensation	2,500,000	250	22,250	-	-	-	22,500
Common stock issued as compensation	11,100,000	1,110	109,890	-	-	-	111,000
Common stock issued as compensation	5,000,000	500	49,500	-	-	-	50,000
Common stock issued for cash	10,000,000	1,000	9,000	-	-	-	10,000
Payment of stock subscription receivable	-	-	-	-	9,000	-	9,000
Common stock issued as compensation	5,000,000	500	24,000	-	-	-	24,500
Common stock issued as compensation	14,950,000	1,495	207,805	-	-	-	209,300
Discount of convertible note	-	-	36,207	-	-	-	36,207
Common stock issued as compensation	7,060,000	706	48,714	-	-	-	49,420
Discount of convertible note	-	-	20,455	-	-	-	20,455
Net (loss) for the year	-	-	-	-	-	(867,327)	(867,327)
Balance - December 31, 2010	206,755,000	$20,676	$5,868,868	$(2,800)	$(19,000)	$(6,813,113)	$(945,370)
Common stock issued as compensation	10,000,000	1,000	109,000	-	-	-	110,000
Common stock issued as compensation	2,500,000	250	27,250	-	-	-	27,500
Common stock issued as compensation	4,000,000	400	43,600	-	-	-	44,000
Common stock issued as compensation	1,000,000	100	10,900	-	-	-	11,000
Common stock issued as compensation	10,000,000	1,000	109,000	-	-	-	110,000
Stock subscriptions payments received	-	-	-	-	19,000	-	19,000
Net income for the year	-	-	-	-	-	736,185	736,185
Balance - March 31, 2011	234,255,000	$23,426	$6,168,618	$(2,800)	$-	$(6,076,928)	$112,315

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Operating Activities:
Net Income (loss)	$736,185	$(264,041)	$(6,076,928)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Common stock issued as compensation	302,500	247,800	1,560,096
Amortization of beneficial conversion feature	18,655	-	28,470
Impairment loss	-	-	4,754,445
Amortization	-	-	305,555
Forgiveness of debt	(840,000)	-	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	(226,875)	-	(226,875)
Accrued liabilites	(9,220)	2,000	21,993

Net Cash Used in Operating Activities	(18,755)	(14,241)	(473,244)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(210,000)

Net Cash Used in Investing Activities	-	-	(210,000)

Financing Activities:
Deferred offering costs	-	-	(25,000)
Proceeds from issuance of common stock	19,000	-	597,486
Proceeds from convertible note payable	-	-	75,000
Payment of debt	(10,000)	-	(10,000)
Proceeds from stockholder loans	19,937	14,241	586,239
Payment of stockholder loans	(11,500)	-	(539,878)

Net Cash Provided by Financing Activities	17,437	14,241	683,847

Net (Decrease) Increase in Cash	(1,318)	-	603

Cash - Beginning of Period	1,921	83	-

Cash - End of Period	$603	$83	$603

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$850,000

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)Summary of Significant Accounting Policies

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2011, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings  per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations when the Company reported a net loss and to do so would be anti-dilutive for the periods presented. For the period ended March 31, 2011 the weighted average number of shares outstanding on a fully diluted basis was 250,712,680 shares and the fully diluted earnings per share was less than $0.01.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011, and expenses for the period March 31, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage of its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of March 31, 2011 the Company has paid $160,000 of the agreed sum. The exclusive rights under the agreement have been terminated and the remaining $840,000 obligation was written off.

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

As of March 31, 2011 the Company has recognized $2,279 in interest expense related to the notes and has amortized $28,470 of the beneficial conversion features which has been recorded as interest expense.

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

On October 27, 2009, the Company entered into an agreement with a resigning Director to receive as compensation for his services, 3,500,000 shares of its unregistered common stock valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount

On December 1, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $7,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

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

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $110,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 2,500,000 shares of its unregistered common stock on said date valued at $27,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 4,000,000 shares of its unregistered common stock on said date valued at $44,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $11,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $110,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

(7) Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Net income	$736,185	$-
Non-deductible expenses	18,655	-
Taxable income	754,840	-

Net operating loss carryforward	(754,840)	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$-	$60,729
Non-deductible expenses	-	-
Change in valuation allowance	-	(60,729)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$297,623	$473,494
Less - Valuation allowance	(297,623)	(473,494)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2011, the Company had approximately $1,294,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

As of March 31, 2011, the Company owed $46,361 to Directors, officers, and principal stockholders of the Company for working capital loans.

For the period ended March 31, 2011, the Company paid commissions and consulting fees of $3,000 to Directors and officers of the Company.

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
The Company has ceased to continue its original business plan in relation to the wireless data platform acquired in 2007

In consideration for the rights granted under the Exclusive Brownfield License Agreement, the Company issued 8,890,000 shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008. As of March 31 2011 , the Company paid only $160,000 of the agreed sum. The remaining $840,000 liability has been alleviated in exchange of the acceptance of  the NON-Exclusivity clause under the agreement  , hence the termination of the Exclusivity rights.

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

Results of Operations

Results of Operations For the three months ended March 31 2011  and three  months March 31  2010

Revenues

The Company did not generate any revenues for the  three months ended  March 31 ,2011 and  three months ended March 31 2010.

During the three  months ended March 31 2011 and 2010, total operating expenses were $82,892 and $264,041, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and the increased amount in 2010 relates to additional equity compensation for consulting expenses in relation to business development.

Net Income ( loss)

During the three months ended March 31 2011and  2010, the net Income (  loss ) was $736,185 and $(264,041)  respectively. The 2011 net income was the result of the write off of the debt of $840,000 to Solucorp in exchange of the termination of the Exclusivity under the license agreement entered into in 2008.

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

Liquidity and Capital Resources

Our cash balance as of  March 31, 2011 was $603. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $110,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 2,500,000 shares of its unregistered common stock on said date valued at $27,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 4,000,000 shares of its unregistered common stock on said date valued at $44,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $11,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 10,000,000 shares of its unregistered common stock on said date valued at $110,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

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

ADAMA TECHNOLOGIES CORPORATION

Date: May 18, 2011	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and
Director (Principal Executive Officer)

Date: May 18, 2011	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)