Form 10-Q
period 2011-06-30
Adama Technologies Corp
filed 2011-08-02
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  June 30 ,2011

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
Yes ☐ No ☒

As of June 30 , 2011 , 234,255,000   shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2011

Financial Statements-

Balance Sheets as of June 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months and Six Month Ended
June 30, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through June 30, 2011	F-4

Statements of Cash Flows for Six Months Ended June 30, 2011
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS
	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$280	$1,921
Prepaid expenses	275,938	-

Total current assets	276,218	1,921

Total Assets	$276,218	$1,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$14,963	$31,214
Acquired technology obligation	-	850,000
Loans from related parties - Directors and stockholders	-	37,924
Convertible notes payable, net of discount	38,916	28,153

Total current liabilities	53,879	947,291

Total liabilities	53,879	947,291

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 337,110,096 and 206,755,000 shares
issued and outstanding, respectively	33,712	20,676
Additional paid-in capital	6,524,863	5,868,867
Discount on common stock	(2,800)	(2,800)
Stock subscriptions receivable	-	(19,000)
(Deficit) accumulated during the development stage	(6,333,436)	(6,813,113)

Total stockholders' equity (deficit)	222,339	(945,370)

Total Liabilities and Stockholders' Equity	$276,218	$1,921

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011
 AND 2010, AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
JUNE 30, 2011
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	21,200	5,130	25,437	14,371	149,315
Legal - incorporation	-	-	-	-	2,200
Consulting	195,929	104,075	274,554	357,875	1,837,763
Travel	-	-	-	-	17,890
Amortization	-	-	-	-	305,555
Rent	-	-	-	-	4,520
Impairment loss	-	-	-	-	4,754,445
Other	2,655	88	2,685	1,088	32,524

Total general and administrative expenses	219,784	109,293	302,676	373,334	7,104,212

(Loss) from Operations	(219,784)	(109,293)	(302,676)	(373,334)	(7,104,212)

Other Income (Expense)
Foreign currency transaction gains	-	-	-	-	2,769
Forgiveness of debt		-	840,000		840,000
Foreign currency transaction losses		-	(789)	-	(4,520)
Interest expense	(36,724)	-	(56,858)		(67,473)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(256,508)	$(109,293)	$479,677	$(373,334)	$(6,333,436)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	316,478,174	135,558,187	275,593,723	124,333,950

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH JUNE 30, 2011
(Unaudited)

						(Deficit)
						Accumulated
			Additional	Discount on	Stock	During the
	Common stock		Paid-in	Common	Subscriptions	Development
	Shares	Amount	Capital	Stock	Receivable	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	35,000,000	3,500	-	(2,800)	-	-	700
Net (loss) for the period	-	-	-	-	-	(5,118)	(5,118)
Balance - December 31, 2007	35,000,000	3,500	-	(2,800)	-	(5,118)	(4,418)
Common stock issued for cash	15,000,000	1,500	64,700	-	-	-	66,200
Common stock issued for cash	15,000,000	1,500	87,300	-	-	-	88,800
Common stock issued for acquired technology	8,890,000	889	3,999,111	-	-	-	4,000,000
Net (loss) for the year	-	-	-	-	-	(160,515)	(160,515)
Balance - December 31, 2008	73,890,000	7,389	4,151,111	(2,800)	-	(165,633)	3,990,067
Common stock issued for cash	3,125,000	313	203,473	-	-	-	203,786
Common stock issued as compensation	125,000	13	21,988	-	-	-	22,001
Common stock issued for cash	1,500,000	150	119,850	-	-	-	120,000
Common stock issued as compensation	1,205,000	121	84,230	-	-	-	84,350
Common stock issued for cash	750,000	75	34,925	-	-	-	35,000
Common stock issued as compensation	1,250,000	125	58,625	-	-	-	58,750
Common stock issued as compensation	3,500,000	350	146,650	-	-	-	147,000
Common stock issued as compensation	3,500,000	350	146,650	-	-	-	147,000
Common stock issued as compensation	500,000	50	6,950	-	-	-	7,000
Net (loss) for the year	-	-	-	-	-	(5,780,153)	(5,780,153)
Balance - December 31, 2009	89,345,000	8,935	4,974,452	(2,800)	-	(5,945,786)	(965,200)
Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000
Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000
Common stock issued as compensation	4,000,000	400	27,600	-	-	-	28,000
Common stock issued as compensation	10,000,000	1,000	69,000	-	-	-	70,000
Common stock issued as compensation	3,400,000	340	23,460	-	-	-	23,800
Common stock issued as compensation	10,000,000	1,000	69,000	-	-	-	70,000
Common stock issued for cash	8,000,000	800	12,200	-	-	-	13,000
Common stock issued as compensation	7,000,000	700	62,300	-	-	-	63,000
Common stock issued as compensation	3,250,000	325	13,650	-	-	-	13,975
Common stock issued for cash	8,150,000	815	34,185	-	(28,000)	-	7,000
Common stock issued as compensation	2,500,000	250	22,250	-	-	-	22,500
Common stock issued as compensation	11,100,000	1,110	109,890	-	-	-	111,000
Common stock issued as compensation	5,000,000	500	49,500	-	-	-	50,000
Common stock issued for cash	10,000,000	1,000	9,000	-	-	-	10,000
Payment of stock subscription receivable	-	-	-	-	9,000	-	9,000
Common stock issued as compensation	5,000,000	500	24,000	-	-	-	24,500
Common stock issued as compensation	14,950,000	1,495	207,805	-	-	-	209,300
Discount of convertible note	-	-	36,207	-	-	-	36,207
Common stock issued as compensation	7,060,000	706	48,714	-	-	-	49,420
Discount of convertible note	-	-	20,455	-	-	-	20,455
Net (loss) for the year	-	-	-	-	-	(867,327)	(867,327)
Balance - December 31, 2010	206,755,000	$20,676	$5,868,868	$(2,800)	$(19,000)	$(6,813,113)	$(945,370)
Common stock issued as compensation	10,000,000	1,000	109,000	-	-	-	110,000
Common stock issued as compensation	2,500,000	250	27,250	-	-	-	27,500
Common stock issued as compensation	4,000,000	400	43,600	-	-	-	44,000
Common stock issued as compensation	1,000,000	100	10,900	-	-	-	11,000
Common stock issued as compensation	10,000,000	1,000	109,000	-	-	-	110,000
Stock subscriptions payments received	-	-	-	-	19,000	-	19,000
Common stock issued as compensation	18,000,000	1,800	48,600				50,400
Common stock issued as compensation	45,000,000	4,500	153,000				157,500
Common stock issued as compensation	9,000,000	900	24,300				25,200
Common stock issued upon conversion of debt	30,855,096	3,086	66,985				70,071
Discount of convertible note	-	-	63,361	-	-	-	63,361
Net (income) for the year	-	-	-	-	-	479,677	479,677
Balance - June 30, 2011	337,110,096	$33,711	$6,524,864	$(2,800)	$-	$(6,333,436)	$222,339

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH JUNE 30, 2011
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2011	2010	Inception

Operating Activities:
Net Income (loss)	$479,677	$(373,334)	$(6,333,436)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:		-
Common stock issued as compensation	539,671	347,275	1,797,267
Amortization of beneficial conversion feature	52,624	-	62,439
Impairment loss	-	-	4,754,445
Amortization	-	-	305,555
Forgiveness of debt	(840,000)	-	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	(275,938)	-	(275,938)
Accrued liabilites	(16,251)	7,000	14,962

Net Cash Used in Operating Activities	(60,217)	(19,059)	(514,706)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(210,000)

Net Cash Used in Investing Activities	-	-	(210,000)

Financing Activities:
Deferred offering costs	-	-	(25,000)
Proceeds from issuance of common stock	19,000	20,000	597,486
Proceeds from convertible note payable	87,500	-	162,500
Payment of debt	(10,000)	-	(10,000)
Proceeds from stockholder loans	24,650	(560)	590,952
Payment of stockholder loans	(62,574)	-	(590,952)

Net Cash Provided by Financing Activities	58,576	19,440	724,986

Net (Decrease) Increase in Cash	(1,641)	381	280

Cash - Beginning of Period	1,921	83	-

Cash - End of Period	$280	$464	$280

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$850,000
Stock issued to settle convertible debts	$66,000	$-	$66,000

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corp. (“Adama Technologies” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on September 17, 2007. The Company has ceased its original plan of operations of the Mobile Technology and instead the business plan of the company is to concentrate on the exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which it acquired a 15 year license to certain environmental hazard remediation technology (as discussed in Note 4). The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of its operations and its cash flows for the periods ended June 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations when the Company reported a net loss and to do so would be anti-dilutive for the periods presented. For the period ended June 30, 2011 the weighted average number of shares outstanding on a fully diluted basis was 298,501,354 shares and the fully diluted earnings per share was less than $0.01.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011, and expenses for the period June 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

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

(2)Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The Company has ceased its original plan of operations of the Mobile Technology and instead the business plan of the company is to concentrate on the exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which it acquired a 15 year license to certain environmental hazard remediation technology (as discussed in Note 4).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)Patent Pending

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

(4)Acquired Technology

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

As of June 30, 2011 the Company has paid $160,000 of the agreed sum. The exclusive rights under the agreement have been terminated and the remaining $840,000 obligation was written off.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

(5)Convertible Notes Payable

On October 15, 2010, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on July 27, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2011 this note paid by conversion to shares.

On December 13, 2010, the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on September 15, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2011 this $16,000 of the note was paid by conversion to shares and the remaining note balance is $9,000.

On April 4, 2011, the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 6, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On May 12, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on February 12, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On June 7, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on March 7, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of June 30, 2011, the balance of convertible notes payable is $38,916 net of unamortized discounts of $57,584.

For the six months ended June 30, 2011 the Company has recognized $4,234 in interest expense related to the notes and has amortized $52,624 of the beneficial conversion features which has been recorded as interest expense.

(6)Common Stock

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

On April 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 18,000,000 shares of its unregistered common stock on said date valued at $50,400. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 5, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 45,000,000 shares of its unregistered common stock on said date valued at $157,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 13, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 9,000,000 shares of its unregistered common stock on said date valued at $25,200. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

From April 1, 2011 to June 30, 2011, the Company issued 30,855,096 shares of its common stock upon conversion of convertible debt of $66,000 and $4,071 of interest.

(7)Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Net income	$479,677	$-
Non-deductible expenses	52,624	-
Taxable income	532,301	-

Net operating loss carryforward	(532,301)	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$-	$25,137
Non-deductible expenses	-	-
Change in valuation allowance	-	(25,137)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$348,807	$473,494
Less - Valuation allowance	(348,807)	(473,494)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2011, the Company had approximately $1,517,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8)Related Party Transactions

On November 20, 2007, the Company subscribed 7,525,000 shares (post forward stock split) of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 2,500,000 shares (post forward stock split) of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

For the period ended June 30, 2011, the Company paid commissions and consulting fees of $6,000 to Directors and officers of the Company.

(9)Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

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

Results of Operations

Results of Operations For the six months ended June 30, 2011  and six  months June 30  2010

Revenues

The Company did not generate any revenues for the  six months ended  June 30 ,2011 and  siz  months ended June 30 2010.

During the six months ended June 30 2011 and 2010, total operating expenses were $302,676 and $373,334, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and compensation for consulting expenses in relation to business development.

Net Income ( loss)

During the six months ended June 30 2011 and 2010, the net Income (loss ) was $479,677 and $(373,334)  respectively. The 2011 net income was the result of the write off of the debt of $840,000 to Solucorp in exchange of the termination of the Exclusivity under the license agreement entered into in 2008.

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

Liquidity and Capital Resources

Our cash balance as of  June 30 2011 was $280. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

On April 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 18,000,000 shares of its unregistered common stock on said date valued at $50,400. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 5, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 45,000,000 shares of its unregistered common stock on said date valued at $157,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 13, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 9,000,000 shares of its unregistered common stock on said date valued at $25,200. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

From April 1, 2011 to June 30, 2011, the Company issued 30,855,096 shares of its common stock upon conversion of convertible debt of $66,000 and $4,071 of interest.

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

ADAMA TECHNOLOGIES CORPORATION

Date: August 2, 2011	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and
Director (Principal Executive Officer)

Date: August 2, 2011	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)