Form 10-Q
period 2011-09-30
Adama Technologies Corp
filed 2011-11-10
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September  30 ,2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐ No ☒

As of November 10, 2011, 1,149,341   shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash in bank	$280	$1,921
Prepaid expenses	160,938	-

Total current assets	161,218	1,921

Total Assets	$161,218	$1,921

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$30,458	$31,214
Acquired technology obligation	-	850,000
Loans from related parties - Directors and stockholders	19,774	37,924
Convertible notes payable, net of discount	56,849	28,153

Total current liabilities	107,081	947,291

Total liabilities	107,081	947,291

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 1,149,341 and 689,183 shares issued and outstanding, respectively	115	69 *
Additional paid-in capital	6,564,660	5,886,674 *
Stock subscriptions receivable	-	(19,000)
(Deficit) accumulated during the development stage	(6,510,638)	(6,813,113)

Total stockholders' equity (deficit)	54,137	(945,370)

Total Liabilities and Stockholders' Equity	$161,218	$1,921

*Restated to reflect reverse stock split

The accompanying notes to financial statements are
an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 AND 2010, AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
SEPTEMBER 30, 2011
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	30,505	8,095	55,942	22,466	179,819
Investor relations	-	210	1,500	1,210	7,446
Legal - incorporation	-	-	-	-	2,200
Consulting	118,000	161,000	392,554	518,875	1,955,765
Travel	-	-	-	-	17,889
Amortization	-	-	-	-	305,555
Rent	-	-	-	-	4,520
Impairment loss	-	-	-	-	4,754,445
Other	-	291	1,185	379	25,078

Total general and administrative expenses	148,505	169,596	451,181	542,930	7,252,717

(Loss) from Operations	(148,505)	(169,596)	(451,181)	(542,930)	(7,252,717)

Other Income (Expense)
Foreign currency transaction gains	-	-	-	-	2,769
Forgiveness of debt		-	840,000		840,000
Foreign currency transaction losses		-	(789)	-	(4,520)
Interest expense	(28,697)	-	(85,555)		(96,170)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(177,202)	$(169,596)	$302,475	$(542,930)	$(6,510,638)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.15)	$(0.31)	$0.30	$(1.18)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,144,046	548,886 *	994,605	459,508 *

*Restated to reflect reverse stock split

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock*		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	116,667	12	688	-	-	700
Net (loss) for the period	-	-	-	-	(5,118)	(5,118)
Balance - December 31, 2007	116,667	12	688	-	(5,118)	(4,418)
Common stock issued for cash	50,000	5	66,195	-	-	66,200
Common stock issued for cash	50,000	5	88,795	-	-	88,800
Common stock issued for acquired technology	29,633	3	3,999,997	-	-	4,000,000
Net (loss) for the year	-	-	-	-	(160,515)	(160,515)
Balance - December 31, 2008	246,300	25	4,155,675	-	(165,633)	3,990,067
Common stock issued for cash	10,417	1	203,785	-	-	203,786
Common stock issued as compensation	417	0	22,001	-	-	22,001
Common stock issued for cash	5,000	1	120,000	-	-	120,000
Common stock issued as compensation	4,017	0	84,350	-	-	84,350
Common stock issued for cash	2,500	0	35,000	-	-	35,000
Common stock issued as compensation	4,167	0	58,750	-	-	58,750
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	1,667	0	7,000	-	-	7,000
Net (loss) for the year	-	-	-	-	(5,780,153)	(5,780,153)
Balance - December 31, 2009	297,817	30	4,980,557	-	(5,945,786)	(965,199)
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued as compensation	11,333	1	23,799	-	-	23,800
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued for cash	26,667	3	12,997	-	-	13,000
Common stock issued as compensation	23,333	2	62,998	-	-	63,000
Common stock issued as compensation	10,833	1	13,974	-	-	13,975
Common stock issued for cash	27,167	3	34,997	(28,000)	-	7,000
Common stock issued as compensation	8,333	1	22,499	-	-	22,500
Common stock issued as compensation	37,000	4	110,996	-	-	111,000
Common stock issued as compensation	16,667	2	49,998	-	-	50,000
Common stock issued for cash	33,333	3	9,997	-	-	10,000
Payment of stock subscription receivable	-	-	-	9,000	-	9,000
Common stock issued as compensation	16,667	2	24,498	-	-	24,500
Common stock issued as compensation	49,833	5	209,295	-	-	209,300
Discount of convertible note	-	-	36,207	-	-	36,207
Common stock issued as compensation	23,533	2	49,418	-	-	49,420
Discount of convertible note	-	-	20,454	-	-	20,454
Net (loss) for the year	-	-	-	-	(867,327)	(867,327)
Balance - December 31, 2010	689,183	$69	$5,886,674	$(19,000)	$(6,813,113)	$(945,370)
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Common stock issued as compensation	8,333	1	27,499	-	-	27,500
Common stock issued as compensation	13,333	1	43,999	-	-	44,000
Common stock issued as compensation	3,333	0	11,000	-	-	11,000
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Stock subscriptions payments received	-	-	-	19,000	-	19,000
Common stock issued as compensation	60,000	6	50,394	-	-	50,400
Common stock issued as compensation	150,000	15	157,485	-	-	157,500
Common stock issued as compensation	30,000	3	25,197	-	-	25,200
Discount of convertible note	-	-	63,361	-	-	63,361
Common stock issued upon conversion of debt	128,491	13	79,058	-	-	79,071
Net income for the year	-	-	-	-	302,475	302,475
Balance - September 30, 2011	1,149,341	$115	$6,564,660	$-	$(6,510,638)	$54,137

*Restated to reflect reverse stock split

The accompanying notes to financial statements are
an integral part of these statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED SEPTEMBER 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2011	2010	Inception

Operating Activities:
Net Income (loss)	$302,475	$(542,930)	$(6,510,637)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:		-
Common stock issued as compensation and interest	539,671	508,275	1,797,267
Amortization of beneficial conversion feature	79,557	-	89,372
Impairment loss	-	-	4,754,445
Amortization	-	-	305,555
Forgiveness of debt	(840,000)	-	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	(160,938)	-	(160,938)
Accrued liabilites	(756)	277	30,456

Net Cash Used in Operating Activities	(79,991)	(34,378)	(534,480)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(210,000)

Net Cash Used in Investing Activities	-	-	(210,000)

Financing Activities:
Deferred offering costs	-	-	(25,000)
Proceeds from issuance of common stock	19,000	39,000	597,486
Proceeds from convertible note payable	87,500	-	162,500
Payment of debt	(10,000)	-	(10,000)
Proceeds from stockholder loans	44,424	(4,456)	610,726
Payment of stockholder loans	(62,574)	-	(590,952)

Net Cash Provided by Financing Activities	78,350	34,544	744,760

Net (Decrease) Increase in Cash	(1,641)	166	280

Cash - Beginning of Period	1,921	83	-

Cash - End of Period	$280	$249	$280

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$850,000
Stock issued to settle convertible debts	$75,000	$-	$75,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations when the Company reported a net loss and to do so would be anti-dilutive for the periods presented. For the period ended September 30, 2011 the weighted average number of shares outstanding on a fully diluted basis was 1,076,152 shares and the fully diluted earnings per share was $0.28.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011, and expenses for the period September 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In consideration for the rights granted under the Agreement, the Company issued 29,633 shares (post reverse stock split) of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement.

As of June 30, 2011 the Company has paid $160,000 of the agreed sum. The exclusive rights under the agreement have been terminated and the remaining $840,000 obligation was written off.

In the event the Company sells or develops the Brownfield or Redevelopment property after remediation, the Company shall pay 1% of the royalty of such sale or redevelopment cost to Solucorp.

(5) Convertible Notes Payable

On October 15, 2010, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on July 27, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2011 this note was paid by conversion to shares.

On December 13, 2010, the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on September 15, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of September 30, 2011 this note was paid by conversion to shares.

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

As of September 30, 2011, the balance of convertible notes payable is $56,849 net of unamortized discounts of $30,651.

For the nine months ended September 30, 2011 the Company has recognized $5,998 in interest expense related to the notes and has amortized $79,557 of the beneficial conversion features which has been recorded as interest expense.

(6) Common Stock

On November 13, 2007, the Company issued 116,667 shares (post reverse stock split) of its common stock to seven individuals who are founders of the Company, including the Company's initial Directors and officers, for proceeds of $700.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell 50,000 (post reverse stock split) shares of newly issued common stock in a self-directed offering at an offering price of $0.03 per share for proceeds of up to $90,000. As of May 19, 2008, the Company had incurred $25,000 of deferred offering costs related to this capital formation activity. As of May 19, 2008, the Company issued 50,000 (post reverse stock split) shares of common stock pursuant to the Registration Statement on Form SB-2, and deposited proceeds of $90,000.

On July 3, 2008, the Company raised $90,000 and issued 50,000 (post reverse stock split) shares of its common stock, purchase price $0.03 per share, to 22 investors. The Company received net proceeds of $88,800.

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

On October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. In consideration for the rights granted under the Agreement, the Company issued 29,633 (post reverse stock split) shares of its common stock to Solucorp, valued in the amount of $4,000,000.

On May 11, 2009, the Company raised $250,000 and issued 10,417 (post reverse stock split) shares of its common stock, purchase price $0.08 per share, to an investor. The Company received net proceeds of $203,786.

On June 2, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 417 (post reverse stock split) shares of its unregistered common stock on said date valued at $22,000. The fair value of the unregistered shares is determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On September 16, 2009, the Company raised $120,000 and issued 5,000 (post reverse stock split) shares of its common stock, purchase price $0.08 per share, to an investor. The Company received net proceeds of $120,000.

On October 5, 2009, the Company entered into an agreement with an unrelated third-party consultants.  As payment for the consultants’ services, the Company issued 4,017 (post reverse stock split) shares of its unregistered common stock valued at $84,350. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 5, 2009, the Company raised $35,000 and issued 2,500 (post reverse stock split) shares of its common stock, purchase price $0.047 per share, to an investor.

On October 5, 2009, the Company entered into an agreement with a shareholder consultant.  As payment for the consultant’s services, the Company issued 4,167 (post reverse stock split) shares of its unregistered common stock on said date valued at $58,750. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 27, 2009, the Company entered into an agreement with a resigning Director to receive as compensation for his services, 11,667 (post reverse stock split) shares of its unregistered common stock valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On October 27, 2009, the Company entered into an agreement with a resigning Director to receive as compensation for his services, 11,667 (post reverse stock split) shares of its unregistered common stock valued at $147,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount

On December 1, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,667 (post reverse stock split) shares of its unregistered common stock on said date valued at $7,000. The fair value of the unregistered shares was determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

On January 12, 2010, the Company issued 26,667 (post reverse stock split) shares of its unregistered common stock valued at $56,000 to two directors of the Company. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On January 12, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for past services, the Company issued 13,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $28,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On February 3, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 33,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $70,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On February 16, 2010, the Company entered into an agreement with unrelated third-party consultants.  As payment for the consultants' past services, the Company issued 11,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $23,800. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On February 25, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 33,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $70,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On April 25, 2010, the Company raised $13,000 and issued 26,667 (post reverse stock split) shares of its common stock, with a purchase price $0.0016 per share, to investors.

On May 26, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 23,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $63,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On June 16, 2010, the Company entered into agreements with unrelated third-party consultants.  As payment for the consultant’s past services, the Company issued 10,833 (post reverse stock split) shares of its unregistered common stock on said date valued at $13.975. The fair value of the unregistered shares was determined based on comparable sales.

On June 16, 2010, the Company raised $35,000 and issued 27,167 (post reverse stock split) shares of its common stock, with a purchase price $0.0043 per share, to investors.

On June 21, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 8,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $22,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On August 13, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 37,000 (post reverse stock split) shares of its unregistered common stock on said date valued at $111,000. The fair value of the unregistered shares was determined based on comparable sales.

On August 30, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 16,667 (post reverse stock split) shares of its unregistered common stock on said date valued at $50,000. The fair value of the unregistered shares was determined based on comparable sales.

On August 31, 2010, the Company raised $10,000 and issued 33,333 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors.

On October 1, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 16,667 (post reverse stock split) shares of its unregistered common stock on said date valued at $24,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On October 18, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 49,833 (post reverse stock split) shares of its unregistered common stock on said date valued at $209,300. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On December 15, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 23,533 (post reverse stock split) shares of its unregistered common stock on said date valued at $49,420. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 33,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $110,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 8,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $27,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 13,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $44,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 3,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $11,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 33,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $110,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 60,000 (post reverse stock split) shares of its unregistered common stock on said date valued at $50,400. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 5, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 150,000 (post reverse stock split) shares of its unregistered common stock on said date valued at $157,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 13, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 30,000 (post reverse stock split) shares of its unregistered common stock on said date valued at $25,200. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

From January 1, 2011 to September 30, 2011, the Company issued 128,491 (post reverse stock split) shares of its common stock upon conversion of convertible debt of $75,000 and $4,071 of interest.

On October 28, 2011, the Company implemented a 1 for 300 reverse stock split on its issued and outstanding shares of common stock to the holders of record as of October 28, 2011. After the reverse split, the number of shares of common stock issued and outstanding were 1,149,341 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

(7) Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Net income	$302,475	$-
Non-deductible expenses	79,557	-
Taxable income	382,032	-

Net operating loss carryforward	(382,032)	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$-	$39,007
Non-deductible expenses	-	-
Change in valuation allowance	-	(39,007)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$383,369	$473,494
Less - Valuation allowance	(383,369)	(473,494)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $1,667,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8) Related Party Transactions

On November 20, 2007, the Company subscribed 25,083 (post reverse stock split) shares of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company subscribed 8,333 (post reverse stock split) shares of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

For the nine months ended September 30, 2011, the Company paid commissions and consulting fees of $9,000 to Directors and officers of the Company.

(9) Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

(10) Subsequent Event
.
The Company announced a reverse stock split at a ratio of 1-for-300 effective October 28, 2011.

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

During the third quarter of 2011 the majority shareholders of the Company voted to implement a reverse split on the Company's Common Stock at a ratio of 1-300. The reverse split was effective on October 28 2011.

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
The Company has ceased to continue its original business plan in relation to the wireless data platform acquired in 2007

In consideration for the rights granted under the Exclusive Brownfield License Agreement, the Company issued 29,633 (post split) shares of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 is payable to Solucorp within 12 months of October 27, 2008. As of March 31 2011 , the Company paid only $160,000 of the agreed sum. The remaining $840,000 liability has been alleviated in exchange of the acceptance of  the NON-Exclusivity clause under the agreement  , hence the termination of the Exclusivity rights.

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

Results of Operations

Results of Operations For the nine months ended September 30, 2011  and nine  months September 30  2010

Revenues

The Company did not generate any revenues for the   nine months ended  September  30 ,2011 and  nine  months ended  September  30 2010.

During the nine months ended September 30 2011 and 2010, total operating expenses were $451,181 and $542,930, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation expense  for consulting expenses in relation to the  business operations and  development .

Net Income ( loss)

During the nine months ended September  30 2011 and 2010, the net Income (loss ) was $302,475 and $(542,930)  respectively. The 2011 net income was the result of the write off of the debt of $840,000 to Solucorp in exchange of the termination of the Exclusivity under the license agreement entered into in 2008.

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

Liquidity and Capital Resources

Our cash balance as of  September 30 2011 was $280. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 33,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $110,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 8,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $27,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 13,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $44,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 3,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $11,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 33,333 (post reverse stock split) shares of its unregistered common stock on said date valued at $110,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 60,000 (post reverse stock split) shares of its unregistered common stock on said date valued at $50,400. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 5, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 150,000 (post reverse stock split) shares of its unregistered common stock on said date valued at $157,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On April 13, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 30,000 (post reverse stock split) shares of its unregistered common stock on said date valued at $25,200. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

From January 1, 2011 to September 30, 2011, the Company issued 128,491 (post reverse stock split) shares of its common stock upon conversion of convertible debt of $75,000 and $4,071 of interest.

On October 28, 2011, the Company implemented a 1 for 300 reverse stock split on its issued and outstanding shares of common stock to the holders of record as of October 28, 2011. After the reverse split, the number of shares of common stock issued and outstanding were 1,149,341 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the third quarter  of 2011 the majority shareholders of the Company voted to implement a reverse split on the Company's Common Stock at a ratio of 1-300 . The reverse split was effective on October 28 2011 .

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

ADAMA TECHNOLOGIES CORPORATION

Date: November 10 , 2011	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and
Director (Principal Executive Officer)

Date: November 10 , 2011	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)