Form 10-K
period 2011-12-31
Adama Technologies Corp
filed 2012-04-16
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. Approx $3,000,000 based upon $.05 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

The number of shares of the issuer’s common stock issued and outstanding as of December 31, 2011 was 59,757,074 shares.

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

On October 28, 2011, the Company initiated a reverse stock split on its common stock of 300-1 which became effective on October 28, 2011. The authorized shares of the Company did not change .

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

On October 28, 2011, the Company initiated a reverse stock split on its common stock of 300-1 which became effective on October 28, 2011. The authorized shares of the Company did not change .

On November 18, 2011, Adama Technologies Corporation (the “Registrant”)  entered a Stock Purchase Agreement with ANOE SA, organized under the laws of St. Vincent and the Grenadines (“ANOE”), to acquire 477 shares, representing approximately 19.5% of the outstanding shares of YGE Mining PLC, organized under the laws of the Federal Democratic Republic of Ethiopia (“YGE”). YGE is the owner of an exclusive license to conduct exploration for gold and tantalum in an area of 40 kilometers in Ethiopia. Tantalum is used in the manufacture tantalum capacitors that are widely used in circuit designs because of their volumetric efficiency, basic reliability and process compatibility   for electronic equipment such as mobile phones, DVD players, video game systems and computers. The Stock Purchase Agreement between the Registrant and ANOE, which provides for the issuance of 20,000,000 restricted shares of the Registrant’s common stock in consideration for the acquisition of the YGE Shares, is attached as Exhibit 99.1 hereto.

On December 15, 2011, Adama Technologies Corporation (the “Registrant”) entered an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein (the “Assignor”), pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Registrent to the Assignor.

Employees

Other than our current directors and officers, we have no other full time or part-time employees however the Company has various consultants.. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

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

Holders

As of December 31, 2011, there were 59,757,074 shares of our common stock issued and outstanding, which were held by 254 stockholders of record.

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

On November 21, 2011, the Company entered into an agreement with a director.  As payment for services, the Company issued 5,000,000 shares of its unregistered common stock on said date valued at $850,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 2,000,000 shares of its unregistered common stock on said date valued at $340,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 2,000,000 shares of its unregistered common stock on said date valued at $340,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $170,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $85,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party to purchase 477 shares of YGE Mining PLC.  As payment for the 477 shares of YGE Mining PLC, the Company issued 20,000,000 shares of its unregistered common stock on said date valued at $3,400,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On December 1, 2011, the Company entered into an agreement with a director.  As payment for services, the Company issued 2,000,000 shares of its common stock on said date valued at $420,000. The fair value of the shares was determined based on the recent closing price of the Company’s stock on the date of grant.

On December 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,000,000 shares of its common stock on said date valued at $209,900. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant.

On December 8, 2011, the Company entered into an agreement with an unrelated third-party to purchase a magnesium property.  As payment for the property, the Company issued 25,000,000 shares of its unregistered common stock on said date valued at $4,250,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

From January 1, 2011 to December 31, 2011, the Company issued 236,224 (post reverse stock split) shares of its common stock upon conversion of convertible debt of $85,000 and $4,071 of interest.

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

On November 18, 2011, Adama Technologies Corporation (the “Registrant”)  entered a Stock Purchase Agreement with ANOE SA, organized under the laws of St. Vincent and the Grenadines (“ANOE”), to acquire 477 shares, representing approximately 19.5% of the outstanding shares of YGE Mining PLC, organized under the laws of the Federal Democratic Republic of Ethiopia (“YGE”). YGE is the owner of an exclusive license to conduct exploration for gold and tantalum in an area of 40 kilometers in Ethiopia. Tantalum is used in the manufacture tantalum capacitors that are widely used in circuit designs because of their volumetric efficiency, basic reliability and process compatibility   for electronic equipment such as mobile phones, DVD players, video game systems and computers. The Stock Purchase Agreement between the Registrant and ANOE, which provides for the issuance of 20,000,000 restricted shares of the Registrant’s common stock in consideration for the acquisition of the YGE Shares, is attached as Exhibit 99.1 hereto.

On December 15, 2011, Adama Technologies Corporation (the “Registrant”) entered an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein (the “Assignor”), pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Registrent to the Assignor.

Results of Operations

We have not generated any revenues to date.  Our expenses in the year ended December 31, 2011 amounted to $8,986,923, as compared to $856,712 for the year ended December 31, 2010.  Expenses in 2011 was primarily comprised of third party consulting expenses and a onetime impairment loss amounting to $8,050,000.

Our net loss in the year ended December 31, 2011, amounted to $8,986,923 as compared to the net loss of $867,327 during the year ended December 31, 2010. The large loss in 2011 is primarily responsible for the recording of the impairment loss of $8,050,000.

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

Liquidity and Capital Resources

We had $624 in cash at December 31, 2011, as compared to cash in the amount of $1,921 on December 31, 2010.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months.  In addition, on October 27, 2008 we assumed an obligation to pay Solucorp Industries Ltd. $1 million, including $100,000 that was payable in November 2008. As of December 31, 2009, the Company has paid $150,000 of the agreed sum. As of the date hereof, the Company did not pay the remaining balance due as required by the Exclusive Brownfield License Agreement. The Company is in negotiations to extend the payment due date. If the Company does not adhere to its commitment, Solucorp has the right to sub-license the MBS technology to other entities. In order to meet our obligations to Solucorp Industries we will require significant new funding which may be in the form of loans from current stockholders and/or from public and private equity offerings.

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

On May 12, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on February 12, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of December 31, 2011 a payment of $10,000 was paid on this note by conversion to shares.

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

On September 8, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 8, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 18, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

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

Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2011.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2011, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers.

Name	Age	Positions and Offices Held
Aviram Malik	47	Chief Executive officer, President and Director
Asher Zwebner	48	Chief Financial/Accounting Officer, Secretary and Director
Benny Karasik	50	Treasurer, Secretary and Director

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

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the second quarter of 2012.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary		Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Aviriam Malik, CEO	2011	$		0		$100,000	0	0	0	0		$100,000

Asher Zwebner, CFO	2011		$12,000	0		90,429	0	0	0	0		$102,429

Benny Karasik	2011	$		0	$		0	0	0	0	$

Long-Term Incentive Plans. As of December 31, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards . As of December 31, 2011, none of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the year 2011 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors, except for an aggregate of $12,000 paid in consulting fees to the Chief Financial Officer  and and aggregate amount of $190,429 in the form of unregistered restricted  common stock to its Directors .

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

The percentages below are calculated based on 59,757,074 shares of our common stock issued and outstanding as of December 31 2011. The address of each person listed is c/o Aviram Malik, 76/7 Zalman Shazar Street, Hod Hasharon, Israel 45350.

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership

Aviram Malik	5,000,000	8.3%

Ascher Zwebner	2,000,000	3.3%

ANOE SA	20,000,000	30%

Ansalt Multicommertz,	25,000,000	42%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On November 21, 2011, the Company entered into an agreement with a director.  As payment for services, the Company issued 5,000,000 shares of its unregistered common stock on said date valued at $850,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On December 1, 2011, the Company entered into an agreement with a director.  As payment for services, the Company issued 2,000,000 shares of its common stock on said date valued at $420,000. The fair value of the shares was determined based on the recent closing price of the Company’s stock on the date of grant.

As of December 31, 2011, the Company owed $53,945 to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

For the year ended December 31, 2011, the Company paid consulting fees of $190,429 to Directors and officers of the Company.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors.  We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Weinberg & Baer LLC has served as the Company’s independent auditor since inception. During our 2011 and 2010 fiscal years, the aggregate fees which were billed to us by our independent auditor for professional services were as follows:

	Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$14,000	$14,000
Audit-Related Fees
Tax Fees	$500	$500
All Other Fees

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2011, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

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

ADAMA TECHNOLOGIES CORPORATION

Date April 16 , 2012	By:	/s/ Aviram Malik
Aviram Malik, Chief Executive Officer,
President and Director (Principal Executive Officer)

/s/ Asher Zwebner
Asher Zwebner
Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

Report of Registered Independent Auditor	F-2

Financial Statements-

Balance Sheets as of December31, 2011 and December 31, 2010	F-3

Statements of Operations for the Years Ended
December 31, 2011 and 2010 and Cumulative from Inception	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from Inception
Through December 31, 2011	F-5

Statements of Cash Flows for Years Ended December 31, 2011 and 2010
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Adama Technologies Corp.:

We have audited the accompanying balance sheets of Adama Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years ended December 31, 2011 and 2010, and from inception (September 17, 2007) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adama Technologies Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from inception (September 17, 2007) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

April 3, 2012

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	As of	As of
	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash in bank	$624	$1,921
Prepaid expenses	2,115,938	-

Total current assets	2,116,562	1,921

Other Assets:
Investments	8,050,000	-
Allowance for impairment loss	(8,050,000)	-

Total Assets	2,116,562	1,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$44,420	$31,214
Acquired technology obligation	-	850,000
Loans from related parties - Directors and stockholders	53,945	37,924
Convertible notes payable, net of discount	77,355	28,153
Current maturities of long-term debt	150,000	-

Total current liabilities	325,720	947,291

Long-term debt	200,000	-

Total liabilities	525,720	947,291

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 59,757,074 and 689,183 shares issued and outstanding, respectively	5,976	69 *
Additional paid-in capital	16,658,344	5,886,674 *
Stock subscriptions receivable	-	(19,000)
(Deficit) accumulated during the development stage	(15,073,478)	(6,813,113)

Total stockholders' equity (deficit)	1,590,842	(945,370)

Total Liabilities and Stockholders' Equity	$2,116,562	$1,921

*Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these financial statements

F-3

.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2011

	Years Ended		Cumulative
	December 31,		From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	81,571	40,110	205,449
Legal - incorporation	-	-	2,200
Consulting	852,554	807,095	2,415,763
Travel	-	-	17,889
Amortization	-	-	305,555
Rent	-	-	4,520
Impairment loss	8,050,000	-	12,804,445
Other	2,798	9,507	32,638

Total general and administrative expenses	8,986,923	856,712	15,788,459

(Loss) from Operations	(8,986,923)	(856,712)	(15,788,459)

Other Income (Expense)
Foreign currency transaction gains	-	-	2,769
Forgiveness of debt	840,000	-	840,000
Foreign currency transaction losses	(789)	-	(4,520)
Interest expense	(112,653)	(10,615)	(123,268)

Provision for income taxes	-	-	-

Net Income (Loss)	$(8,260,365)	$(867,327)	$(15,073,478)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(1.29)	$(1.70)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,420,733	509,630 *

*Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2011

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock*		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	116,667	12	688	-	-	700
Net (loss) for the period	-	-	-	-	(5,118)	(5,118)
Balance - December 31, 2007	116,667	12	688	-	(5,118)	(4,418)
Common stock issued for cash	50,000	5	66,195	-	-	66,200
Common stock issued for cash	50,000	5	88,795	-	-	88,800
Common stock issued for acquired technology	29,633	3	3,999,997	-	-	4,000,000
Net (loss) for the year	-	-	-	-	(160,515)	(160,515)
Balance - December 31, 2008	246,300	25	4,155,675	-	(165,633)	3,990,067
Common stock issued for cash	10,417	1	203,785	-	-	203,786
Common stock issued as compensation	417	0	22,001	-	-	22,001
Common stock issued for cash	5,000	1	120,000	-	-	120,000
Common stock issued as compensation	4,017	0	84,350	-	-	84,350
Common stock issued for cash	2,500	0	35,000	-	-	35,000
Common stock issued as compensation	4,167	0	58,750	-	-	58,750
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	1,667	0	7,000	-	-	7,000
Net (loss) for the year	-	-	-	-	(5,780,153)	(5,780,153)
Balance - December 31, 2009	297,817	30	4,980,557	-	(5,945,786)	(965,199)
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued as compensation	11,333	1	23,799	-	-	23,800
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued for cash	26,667	3	12,997	-	-	13,000
Common stock issued as compensation	23,333	2	62,998	-	-	63,000
Common stock issued as compensation	10,833	1	13,974	-	-	13,975
Common stock issued for cash	27,167	3	34,997	(28,000)	-	7,000
Common stock issued as compensation	8,333	1	22,499	-	-	22,500
Common stock issued as compensation	37,000	4	110,996	-	-	111,000
Common stock issued as compensation	16,667	2	49,998	-	-	50,000
Common stock issued for cash	33,333	3	9,997	-	-	10,000
Payment of stock subscription receivable	-	-	-	9,000	-	9,000
Common stock issued as compensation	16,667	2	24,498	-	-	24,500
Common stock issued as compensation	49,833	5	209,295	-	-	209,300
Discount of convertible note	-	-	36,207	-	-	36,207
Common stock issued as compensation	23,533	2	49,418	-	-	49,420
Discount of convertible note	-	-	20,454	-	-	20,454
Net (loss) for the year	-	-	-	-	(867,327)	(867,327)
Balance - December 31, 2010	689,183	$69	$5,886,674	$(19,000)	$(6,813,113)	$(945,370)
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Common stock issued as compensation	8,333	1	27,499	-	-	27,500
Common stock issued as compensation	13,333	1	43,999	-	-	44,000
Common stock issued as compensation	3,333	0	11,000	-	-	11,000
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Stock subscriptions payments received	-	-	-	19,000	-	19,000
Common stock issued as compensation	60,000	6	50,394	-	-	50,400
Common stock issued as compensation	150,000	15	157,485	-	-	157,500
Common stock issued as compensation	30,000	3	25,197	-	-	25,200
Discount of convertible note	-	-	63,361	-	-	63,361
Common stock issued upon conversion of debt	128,491	13	79,058	-	-	79,071
Discount of convertible note	-	-	24,545	-	-	24,545
Common stock issued as compensation	5,000,000	500	849,500	-	-	850,000
Common stock issued as compensation	2,000,000	200	339,800	-	-	340,000
Common stock issued as compensation	2,000,000	200	339,800	-	-	340,000
Common stock issued as compensation	1,000,000	100	169,900	-	-	170,000
Common stock issued as compensation	500,000	50	84,950	-	-	85,000
Common stock issued as compensation	2,000,000	200	419,800	-	-	420,000
Common stock issued as compensation	1,000,000	100	209,900	-	-	210,000
Conversion of convertible note payable	107,733	11	9,989	-	-	10,000
Common stock issued to purchase asset	25,000,000	2,500	4,247,500	-	-	4,250,000
Common stock issued to purchase asset	20,000,000	2,000	3,398,000	-	-	3,400,000
Net income for the year	-	-	-	-	(8,260,365)	(8,260,365)
Balance - December 31, 2011	59,757,074	$5,976	$16,658,344	$-	$(15,073,478)	$1,590,842

*Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2011

	Years Ended		Cumulative
	December 31,		From
	2011	2010	Inception

Operating Activities:
Net Income (loss)	$(8,260,365)	$(867,327)	$(15,073,478)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:		-
Common stock issued as compensation and interest	2,954,671	791,495	4,212,267
Amortization of beneficial conversion feature	104,608	9,815	114,423
Impairment loss	8,050,000	-	12,804,445
Amortization	-	-	305,555
Forgiveness of debt	(840,000)	-	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	(2,115,939)	-	(2,115,939)
Accrued liabilites	13,206	9,214	44,419

Net Cash Used in Operating Activities	(93,819)	(56,803)	(548,308)

Investing Activities:
Acquisition and costs of intangible assets	(400,000)	-	(610,000)

Net Cash Used in Investing Activities	(400,000)	-	(610,000)

Financing Activities:
Deferred offering costs	-	-	(25,000)
Proceeds from issuance of common stock	19,000	39,000	597,486
Proceeds from convertible note payable	117,500	75,000	192,500
Proceeds from loans	350,000	-	350,000
Payment of debt	(10,000)	-	(10,000)
Proceeds from stockholder loans	127,639	15,345	693,941
Payment of stockholder loans	(111,617)	(70,704)	(639,995)

Net Cash Provided by Financing Activities	492,522	58,641	1,158,932

Net (Decrease) Increase in Cash	(1,297)	1,838	624

Cash - Beginning of Period	1,921	83	-

Cash - End of Period	$624	$1,921	$624

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$850,000
Stock issued to settle convertible debts	$85,000	$-	$85,000
Issuance of common stock for intangible assets	$7,650,000	$-	$7,650,000

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

On December 15, 2011, Adama Technologies Corporation (the “Registrant”) entered an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein (the “Assignor”), pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Registrent to the Assignor.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2011, the Company recorded an impairment loss of $8,050,000 relating to certain assets acquired.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

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

December 15, 2011, Adama Technologies Corporation (the “Registrant”) entered an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein (the “Assignor”), pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Registrent to the Assignor.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On May 12, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on February 12, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of December 31, 2011 a payment of $10,000 was paid on this note by conversion to shares.

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

On September 8, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 8, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 18, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2011, the balance of convertible notes payable is $77,355 net of unamortized discounts of $30,145.

For the year ended December 31, 2011 the Company has recognized $8,045 in interest expense related to the notes and has amortized $104,608 of the beneficial conversion features which has been recorded as interest expense.

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

On November 21, 2011, the Company entered into an agreement with a director.  As payment for services, the Company issued 5,000,000 shares of its unregistered common stock on said date valued at $850,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 2,000,000 shares of its unregistered common stock on said date valued at $340,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 2,000,000 shares of its unregistered common stock on said date valued at $340,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $170,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $85,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount for restricted trading.

On November 21, 2011, the Company entered into an agreement with an unrelated third-party to purchase 477 shares of YGE Mining PLC.  As payment for the 477 shares of YGE Mining PLC, the Company issued 20,000,000 shares of its unregistered common stock on said date valued at $3,400,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On December 1, 2011, the Company entered into an agreement with a director.  As payment for services, the Company issued 2,000,000 shares of its common stock on said date valued at $420,000. The fair value of the shares was determined based on the recent closing price of the Company’s stock on the date of grant.

On December 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,000,000 shares of its common stock on said date valued at $209,900. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant.

On December 8, 2011, the Company entered into an agreement with an unrelated third-party to purchase a magnesium property.  As payment for the property, the Company issued 25,000,000 shares of its unregistered common stock on said date valued at $4,250,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

From January 1, 2011 to December 31, 2011, the Company issued 236,224 (post reverse stock split) shares of its common stock upon conversion of convertible debt of $85,000 and $4,071 of interest.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Net income	$-	$-
Non-deductible expenses	-	-
Taxable income	-	-
Net operating loss carryforward	-	-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$48,384	$199,485
Non-deductible expenses	(24,060)	-
Change in valuation allowance	(24,324)	(199,485)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows:

	2011	2010

Loss carryforwards	$495,560	$473,494
Less - Valuation allowance	(495,560)	(473,494)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $2,150,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

On November 21, 2011, the Company entered into an agreement with a director.  As payment for services, the Company issued 5,000,000 shares of its unregistered common stock on said date valued at $850,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 15% discount for restricted trading.

On December 1, 2011, the Company entered into an agreement with a director.  As payment for services, the Company issued 2,000,000 shares of its common stock on said date valued at $420,000. The fair value of the shares was determined based on the recent closing price of the Company’s stock on the date of grant.

As of December 31, 2011, the Company owed $53,945 to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

For the year ended December 31, 2011, the Company paid consulting fees of $190,429 to Directors and officers of the Company.

(9)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

