Form 10-Q
period 2012-03-31
Adama Technologies Corp
filed 2012-05-21
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2012

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

Yes ☐ No ☒

As of  March 31 2012, 106,068,727  shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

Financial Statements-

Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months Ended
March 31, 2012 and 2011 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through March 31, 2012	F-4

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011 And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash in bank	$-	$624
Prepaid expenses	1,559,063	2,115,938

Total current assets	1,559,063	2,116,562

Other Assets:
Investments	8,050,000	8,050,000
Allowance for impairment loss	(8,050,000)	(8,050,000)

Total Assets	1,559,063	2,116,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$27,965	$44,420
Loans from related parties - Directors and stockholders	84,694	53,945
Convertible notes payable, net of discount	49,914	77,355
Current maturities of long-term debt	150,000	150,000

Total current liabilities	312,573	325,720

Long-term debt	200,000	200,000

Total liabilities	512,573	525,720

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 106,068,727 and 59,757,242 shares
issued and outstanding, respectively	10,607	5,976
Additional paid-in capital	16,746,402	16,658,344
Stock subscriptions receivable	(44,990)	-
(Deficit) accumulated during the development stage	(15,665,529)	(15,073,478)

Total stockholders' equity (deficit)	1,046,490	1,590,842

Total Liabilities and Stockholders' Equity	$1,559,063	$2,116,562

The accompanying notes to financial statements are

an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	16,842	4,237	222,291
Legal - incorporation	-	-	2,200
Consulting	556,875	78,625	2,972,638
Travel	-	-	17,890
Amortization	-	-	305,555
Rent	-	-	4,520
Impairment loss	-	-	12,804,445
Franchise tax	-	-	3,500
Other	30	30	29,167

Total general and administrative expenses	573,747	82,892	16,362,206

(Loss) from Operations	(573,747)	(82,892)	(16,362,206)

Other Income (Expense)
Foreign currency transaction gains	-	-	2,769
Forgiveness of debt	-	840,000	840,000
Foreign currency transaction losses	-	(789)	(4,520)
Interest expense	(18,304)	(20,134)	(141,572)

Provision for income taxes	-	-	-

Net Income (Loss)	$(592,051)	$736,185	$(15,665,529)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$0.94 *

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	91,680,359	780,850 *

*Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH MARCH 31, 2012

(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock*		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	116,667	12	688	-	-	700
Net (loss) for the period	-	-	-	-	(5,118)	(5,118)
Balance - December 31, 2007	116,667	12	688	-	(5,118)	(4,418)
Common stock issued for cash	50,000	5	66,195	-	-	66,200
Common stock issued for cash	50,000	5	88,795	-	-	88,800
Common stock issued for acquired technology	29,633	3	3,999,997	-	-	4,000,000
Net (loss) for the year	-	-	-	-	(160,515)	(160,515)
Balance - December 31, 2008	246,300	25	4,155,675	-	(165,633)	3,990,067
Common stock issued for cash	10,417	1	203,785	-	-	203,786
Common stock issued as compensation	417	0	22,001	-	-	22,001
Common stock issued for cash	5,000	1	120,000	-	-	120,000
Common stock issued as compensation	4,017	0	84,350	-	-	84,350
Common stock issued for cash	2,500	0	35,000	-	-	35,000
Common stock issued as compensation	4,167	0	58,750	-	-	58,750
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	1,667	0	7,000	-	-	7,000
Net (loss) for the year	-	-	-	-	(5,780,153)	(5,780,153)
Balance - December 31, 2009	297,817	30	4,980,557	-	(5,945,786)	(965,199)
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued as compensation	11,333	1	23,799	-	-	23,800
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued for cash	26,667	3	12,997	-	-	13,000
Common stock issued as compensation	23,333	2	62,998	-	-	63,000
Common stock issued as compensation	10,833	1	13,974	-	-	13,975
Common stock issued for cash	27,167	3	34,997	(28,000)	-	7,000
Common stock issued as compensation	8,333	1	22,499	-	-	22,500
Common stock issued as compensation	37,000	4	110,996	-	-	111,000
Common stock issued as compensation	16,667	2	49,998	-	-	50,000
Common stock issued for cash	33,333	3	9,997	-	-	10,000
Payment of stock subscription receivable	-	-	-	9,000	-	9,000
Common stock issued as compensation	16,667	2	24,498	-	-	24,500
Common stock issued as compensation	49,833	5	209,295	-	-	209,300
Discount of convertible note	-	-	36,207	-	-	36,207
Common stock issued as compensation	23,701	2	49,418	-	-	49,420
Discount of convertible note	-	-	20,454	-	-	20,454
Net (loss) for the year	-	-	-	-	(867,327)	(867,327)
Balance - December 31, 2010	689,351	69	5,886,674	(19,000)	(6,813,113)	(945,370)
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Common stock issued as compensation	8,333	1	27,499	-	-	27,500
Common stock issued as compensation	13,333	1	43,999	-	-	44,000
Common stock issued as compensation	3,333	0	11,000	-	-	11,000
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Stock subscriptions payments received	-	-	-	19,000	-	19,000
Common stock issued as compensation	60,000	6	50,394	-	-	50,400
Common stock issued as compensation	150,000	15	157,485	-	-	157,500
Common stock issued as compensation	30,000	3	25,197	-	-	25,200
Discount of convertible note	-	-	63,361	-	-	63,361
Common stock issued upon conversion of debt	128,491	13	79,058	-	-	79,071
Discount of convertible note	-	-	24,545	-	-	24,545
Common stock issued as compensation	5,000,000	500	849,500	-	-	850,000
Common stock issued as compensation	2,000,000	200	339,800	-	-	340,000
Common stock issued as compensation	2,000,000	200	339,800	-	-	340,000
Common stock issued as compensation	1,000,000	100	169,900	-	-	170,000
Common stock issued as compensation	500,000	50	84,950	-	-	85,000
Common stock issued as compensation	2,000,000	200	419,800	-	-	420,000
Common stock issued as compensation	1,000,000	100	209,900	-	-	210,000
Conversion of convertible note payable	107,733	11	9,989	-	-	10,000
Common stock issued to purchase asset	25,000,000	2,500	4,247,500	-	-	4,250,000
Common stock issued to purchase asset	20,000,000	2,000	3,398,000	-	-	3,400,000
Net income for the year	-	-	-	-	(8,260,365)	(8,260,365)
Balance - December 31, 2011	59,757,242	5,976	16,658,344	-	(15,073,478)	1,590,842
Common stock issued for cash	8,500,000	850	7,650	(8,500)	-	-
Common stock issued for cash	16,760,000	1,676	15,084	(16,760)	-	-
Conversion of convertible note payable	407,692	41	26,459	-	-	26,500
Common stock issued for cash	19,730,000	1,973	17,757	(19,730)	-	-
Conversion of convertible note payable	913,793	91	21,109	-	-	21,200
Net loss for the period	-	-	-	-	(592,051)	(592,051)
Balance - March 31, 2012	106,068,727	$10,607	$16,746,403	$(44,990)	$(15,665,529)	$1,046,491

*Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Operating Activities:
Net Income (loss)	$(592,051)	$736,185	$(15,665,529)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:		-
Common stock issued as compensation and interest	2,700	302,500	4,214,967
Amortization of beneficial conversion feature	17,559	18,655	131,982
Impairment loss	-	-	12,804,445
Amortization	-	-	305,555
Forgiveness of debt	-	(840,000)	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	556,875	(226,875)	(1,559,063)
Accrued liabilites	(16,455)	(9,220)	27,965

Net Cash Used in Operating Activities	(31,372)	(18,755)	(579,678)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(610,000)

Net Cash Used in Investing Activities	-	-	(610,000)

Financing Activities:
Deferred offering costs	-	-	(25,000)
Proceeds from issuance of common stock	-	19,000	597,486
Proceeds from convertible note payable	-	-	192,500
Proceeds from loans	-	-	350,000
Payment of debt	-	(10,000)	(10,000)
Proceeds from stockholder loans	30,748	19,937	724,687
Payment of stockholder loans	-	(11,500)	(639,995)

Net Cash Provided by Financing Activities	30,748	17,437	1,189,678

Net (Decrease) Increase in Cash	(624)	(1,318)	-

Cash - Beginning of Period	624	1,921	-

Cash - End of Period	$-	$603	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$850,000
Stock issued to settle convertible debts	$45,000	$-	$130,000
Issuance of common stock for intangible assets	$-	$-	$7,650,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations when the Company reported a net loss and to do so would be anti-dilutive for the periods presented. For the period ended March 31, 2011 the weighted average number of shares outstanding on a fully diluted basis was 835,709 (post reverse split) shares and the fully diluted earnings per share was $0.88.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(5)  Convertible Notes Payable

On April 4, 2011, the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 6, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of March 31, 2012 the note was paid by conversion to shares.

On May 12, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on February 12, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of March 31, 2012 the note was paid by conversion to shares.

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

As of March 31, 2012, the balance of convertible notes payable is $49,914 net of unamortized discounts of $12,586.

For the period ended March 31, 2012 the Company has recognized $745 in interest expense related to the notes and has amortized $17,559 of the beneficial conversion features which has been recorded as interest expense.

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

On January 4, 2012, the Company raised $8,500 and issued 8,500,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2012 the investment was receivable.

On January 13, 2012, the Company raised $16,760 and issued 16,760,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2012 the investment was receivable.

On February 21, 2012, the Company raised $19,730 and issued 19,730,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2012 the investment was receivable.

From January 1, 2012 to March 31, 2012, the Company issued 1,321,485 (post reverse stock split) shares of its common stock upon conversion of convertible debt of $47,700 and $2,700 of interest.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Tax on net income	$-	$736,185
Non-deductible expenses	-	18,655
Taxable income	-	754,840

Net operating loss carryforward	-	(754,840)

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$136,172	$-
Non-deductible expenses	(4,039)	-
Change in valuation allowance	(132,133)	-

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$627,693	$497,818
Less - Valuation allowance	(627,693)	(497,818)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $2,700,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

As of March 31, 2012, the Company owed $84,694 to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

For the period ended March 31, 2012, the Company expensed consulting fees of $272,143 to directors and officers of the Company.

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

Employees

Other than our current directors and officers,  we have three part-time employees .

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of Operations For the three months ended March 31 2012   and three months ended March 31 2011

Revenues

The Company did not generate any revenues for the   three months ended  March 31 2012, or March 31 2011

During the three months ended March 31 2012 and March 31 2011, total operating expenses were $573,747 and $82,892, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation expense  for consulting expenses in relation to the  business operations and  development .

Net loss

During the three months ended March 31 2012 and 2011, the net (loss) income was ($592,051) and $736,185  respectively.

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

Liquidity and Capital Resources

Our cash balance as of  March 31 2012 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2012, the Company raised $8,500 and issued 8,500,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2012 the investment was receivable.

On January 13, 2012, the Company raised $16,760 and issued 16,760,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2012 the investment was receivable.

On February 21, 2012, the Company raised $19,730 and issued 19,730,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2012 the investment was receivable.

From January 1, 2012 to March 31, 2012, the Company issued 1,321,485 (post reverse stock split) shares of its common stock upon conversion of convertible debt of $47,700 and $2,700 of interest.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant has duly caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

ADAMA TECHNOLOGIES CORPORATION

Date: May 21 2012	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and
Director (Principal Executive Officer)

Date: May 21 2012	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

