Form 10-Q
period 2012-06-30
Adama Technologies Corp
filed 2012-08-14
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  June 30 2012

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

Yes ☐ No ☒

As of  June 30 2012, 118,960,597  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$600	$624
Prepaid expenses	1,002,188	2,115,938

Total current assets	1,002,788	2,116,562

Other Assets:
Investments	8,050,000	8,050,000
Allowance for impairment loss	(8,050,000)	(8,050,000)

Total Assets	1,002,788	2,116,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$32,425	$44,420
Loans from related parties - Directors and stockholders	74,694	53,945
Convertible notes payable, net of discount	54,539	77,355
Current maturities of long-term debt	150,000	150,000

Total current liabilities	311,658	325,720

Long-term debt	200,000	200,000

Total liabilities	511,658	525,720

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 118,960,597 and 59,757,242 shares issued and outstanding, respectively	11,896	5,976
Additional paid-in capital	16,798,147	16,658,344
Stock subscriptions receivable	(44,990)	-
(Deficit) accumulated during the development stage	(16,273,923)	(15,073,478)

Total stockholders' equity (deficit)	491,130	1,590,842

Total Liabilities and Stockholders' Equity	$1,002,788	$2,116,562

The accompanying notes to financial statements are

an integral part of these financial statements

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH JUNE 30, 2012

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	19,678	21,200	36,520	25,437	241,969
Legal - incorporation	-	-	-	-	2,200
Consulting	568,375	195,929	1,125,250	274,554	3,541,014
Travel	5,000	-	5,000	-	22,890
Amortization	-	-	-	-	305,555
Rent	-	-	-	-	4,520
Impairment loss	-	-	-	-	12,804,445
Franchise tax	-				3,500
Other	105	2,655	136	2,685	29,272

Total general and administrative expenses	593,158	219,784	1,166,906	302,676	16,955,365

(Loss) from Operations	(593,158)	(219,784)	(1,166,906)	(302,676)	(16,955,365)

Other Income (Expense)
Foreign currency transaction gains	-	-	-	-	2,769
Forgiveness of debt	-	-	-	840,000	840,000
Foreign currency transaction losses	-	-	-	(789)	(4,520)
Interest expense	(15,235)	(36,724)	(33,539)	(56,858)	(156,807)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(608,393)	$(256,508)	$(1,200,445)	$479,677	$(16,273,923)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic	$(0.01)	$(0.24)*	$(0.01)	$0.52

Weighted Average Number of Common Shares
Outstanding - Basic	111,676,393	1,054,927 *	101,659,169	918,646 *

*Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH JUNE 30, 2012

(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock*		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	116,667	12	688	-	-	700
Net (loss) for the period	-	-	-	-	(5,118)	(5,118)
Balance - December 31, 2007	116,667	12	688	-	(5,118)	(4,418)
Common stock issued for cash	50,000	5	66,195	-	-	66,200
Common stock issued for cash	50,000	5	88,795	-	-	88,800
Common stock issued for acquired technology	29,633	3	3,999,997	-	-	4,000,000
Net (loss) for the year	-	-	-	-	(160,515)	(160,515)
Balance - December 31, 2008	246,300	25	4,155,675	-	(165,633)	3,990,067
Common stock issued for cash	10,417	1	203,785	-	-	203,786
Common stock issued as compensation	417	0	22,001	-	-	22,001
Common stock issued for cash	5,000	1	120,000	-	-	120,000
Common stock issued as compensation	4,017	0	84,350	-	-	84,350
Common stock issued for cash	2,500	0	35,000	-	-	35,000
Common stock issued as compensation	4,167	0	58,750	-	-	58,750
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	1,667	0	7,000	-	-	7,000
Net (loss) for the year	-	-	-	-	(5,780,153)	(5,780,153)
Balance - December 31, 2009	297,817	30	4,980,557	-	(5,945,786)	(965,199)
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued as compensation	11,333	1	23,799	-	-	23,800
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued for cash	26,667	3	12,997	-	-	13,000
Common stock issued as compensation	23,333	2	62,998	-	-	63,000
Common stock issued as compensation	10,833	1	13,974	-	-	13,975
Common stock issued for cash	27,167	3	34,997	(28,000)	-	7,000
Common stock issued as compensation	8,333	1	22,499	-	-	22,500
Common stock issued as compensation	37,000	4	110,996	-	-	111,000
Common stock issued as compensation	16,667	2	49,998	-	-	50,000
Common stock issued for cash	33,333	3	9,997	-	-	10,000
Payment of stock subscription receivable	-	-	-	9,000	-	9,000
Common stock issued as compensation	16,667	2	24,498	-	-	24,500
Common stock issued as compensation	49,833	5	209,295	-	-	209,300
Discount of convertible note	-	-	36,207	-	-	36,207
Common stock issued as compensation	23,701	2	49,418	-	-	49,420
Discount of convertible note	-	-	20,454	-	-	20,454
Net (loss) for the year	-	-	-	-	(867,327)	(867,327)
Balance - December 31, 2010	689,351	69	5,886,674	(19,000)	(6,813,113)	(945,370)
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Common stock issued as compensation	8,333	1	27,499	-	-	27,500
Common stock issued as compensation	13,333	1	43,999	-	-	44,000
Common stock issued as compensation	3,333	0	11,000	-	-	11,000
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Stock subscriptions payments received	-	-	-	19,000	-	19,000
Common stock issued as compensation	60,000	6	50,394	-	-	50,400
Common stock issued as compensation	150,000	15	157,485	-	-	157,500
Common stock issued as compensation	30,000	3	25,197	-	-	25,200
Discount of convertible note	-	-	63,361	-	-	63,361
Common stock issued upon conversion of debt	128,491	13	79,058	-	-	79,071
Discount of convertible note	-	-	24,545	-	-	24,545
Common stock issued as compensation	5,000,000	500	849,500	-	-	850,000
Common stock issued as compensation	2,000,000	200	339,800	-	-	340,000
Common stock issued as compensation	2,000,000	200	339,800	-	-	340,000
Common stock issued as compensation	1,000,000	100	169,900	-	-	170,000
Common stock issued as compensation	500,000	50	84,950	-	-	85,000
Common stock issued as compensation	2,000,000	200	419,800	-	-	420,000
Common stock issued as compensation	1,000,000	100	209,900	-	-	210,000
Conversion of convertible note payable	107,733	11	9,989	-	-	10,000
Common stock issued to purchase asset	25,000,000	2,500	4,247,500	-	-	4,250,000
Common stock issued to purchase asset	20,000,000	2,000	3,398,000	-	-	3,400,000
Net income for the year	-	-	-	-	(8,260,365)	(8,260,365)
Balance - December 31, 2011	59,757,242	5,976	16,658,344	-	(15,073,478)	1,590,842
Common stock issued for cash	8,500,000	850	7,650	(8,500)	-	-
Common stock issued for cash	16,760,000	1,676	15,084	(16,760)	-	-
Conversion of convertible note payable	407,692	41	26,459	-	-	26,500
Common stock issued for cash	19,730,000	1,973	17,757	(19,730)	-	-
Conversion of convertible note payable	913,793	91	21,109	-	-	21,200
Conversion of convertible note payable	529,801	53	7,947	-	-	8,000
Discount of convertible note	-	-	23,534	-	-	23,534
Common stock issued as compensation	10,000,000	1,000	9,000	-	-	10,000
Common stock issued as compensation	1,500,000	150	1,350	-	-	1,500
Conversion of convertible note payable	862,069	86	9,914	-	-	10,000
Net loss for the period	-	-	-	-	(1,200,445)	(1,200,445)
Balance - June 30, 2012	118,960,597	$11,896	$16,798,148	$(44,990)	$(16,273,923)	$491,131

*Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH JUNE 30, 2012

(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2012	2011	Inception

Operating Activities:
Net Income (loss)	$(1,200,445)	$479,677	$(16,273,923)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:		-
Common stock issued as compensation and interest	14,200	539,671	4,226,467
Amortization of beneficial conversion feature	31,218	52,624	145,641
Impairment loss	-	-	12,804,445
Amortization	-	-	305,555
Forgiveness of debt	-	(840,000)	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	1,113,750	(275,938)	(1,002,188)
Accrued liabilites	(11,995)	(16,251)	32,425

Net Cash Used in Operating Activities	(53,272)	(60,217)	(601,578)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(610,000)

Net Cash Used in Investing Activities	-	-	(610,000)

Financing Activities:
Deferred offering costs	-	-	(25,000)
Proceeds from issuance of common stock	-	19,000	597,486
Proceeds from convertible note payable	32,500	87,500	225,000
Proceeds from loans	-	-	350,000
Payment of debt	-	(10,000)	(10,000)
Proceeds from stockholder loans	40,748	24,650	734,687
Payment of stockholder loans	(20,000)	(62,574)	(659,995)

Net Cash Provided by Financing Activities	53,248	58,576	1,212,178

Net (Decrease) Increase in Cash	(24)	(1,641)	600

Cash - Beginning of Period	624	1,921	-

Cash - End of Period	$600	$280	$600

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$850,000
Stock issued to settle convertible debts	$65,700	$66,000	$150,700
Issuance of common stock for intangible assets	$-	$-	$7,650,000

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

On December 15, 2011, Adama Technologies Corporation (the “Registrant”) entered an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein (the “Assignor”), pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Company to the Assignor.

The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Except for the six months ended June 30, 2011, common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented. For the six months ended June 30, 2011 the weighted average number of shares outstanding on a fully diluted basis was 995,005 shares and the fully diluted earnings per share was $0.48.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2012, the carrying value of accounts payable, accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Investments

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

On November 21, 2011, the Company entered into a stock purchase agreement to purchase 477 shares of YGE Mining PLC.  As payment for the 477 shares of YGE Mining PLC, the Company issued 20,000,000 shares of its unregistered common stock valued at $3,400,000.

On December 15, 2011, the Company entered an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Company to the Assignor. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at June 30. 2012.

(5)  Convertible Notes Payable

On April 4, 2011, the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 6, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2012 this note was paid by conversion to shares.

On May 12, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on February 12, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2012 this note was paid by conversion to shares.

On June 7, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on March 7, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2012, $18,000 of principal on the note was paid by conversion to shares.

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

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 27, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of June 30, 2012, the balance of convertible notes payable is $54,539 net of unamortized discounts of $22,461.

For the period ended June 30, 2012 the Company has recognized $2,321 in interest expense related to the notes and has amortized $31,218 of the beneficial conversion features which has been recorded as interest expense.

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

From January 1, 2011 to December 31, 2011, the Company issued 236,224 shares of its common stock upon conversion of convertible debt of $85,000 and $4,071 of interest.

On January 4, 2012, the Company raised $8,500 and issued 8,500,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of June 30, 2012 the investment was receivable.

On January 13, 2012, the Company raised $16,760 and issued 16,760,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of June 30, 2012 the investment was receivable.

On February 21, 2012, the Company raised $19,730 and issued 19,730,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of June 30, 2012 the investment was receivable.

On May 22, 2012, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 10,000,000 shares of its common stock on said date valued at $10,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant.

On May 31, 2012, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,500,000 shares of its common stock on said date valued at $1,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant.

From January 1, 2012 to June 30, 2012, the Company issued 2,713,355 shares of its common stock upon conversion of convertible debt of $63,000 and $2,700 of interest.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Net income	$-	$479,677
Non-deductible expenses	-	52,624
Taxable income	-	532,301

Net operating loss carryforward	-	(532,301)

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$276,102	$-
Non-deductible expenses	(7,180)	-
Change in valuation allowance	(268,922)	-

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$764,483	$495,560
Less - Valuation allowance	(764,483)	(495,560)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2012 and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $3,300,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

As of June 30, 2012 the Company owed $74,694 to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

For the period ended June 30, 2012, the Company paid consulting fees of $544,286 to Directors and officers of the Company.

(9)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

(10)  Subsequent Events

Effective July 9, 2012, Adama Technologies Corporation, a Delaware corporation (the “Registrant” or “Adama”) entered into a Mineral Property Acquisition Agreement (the "Agreement”) with MineSadco S.A. (“MineSadco”), an Ecuadorian company located at 9 de Octubre y Rocafuerte, Esquina, Machala, Ecuador. MineSadco is the owner of an undivided, one hundred (100%) interest in a certain mineral property located in Canton Portovelo, El Oro Province, in the South of Ecuador (the "Property”).

Pursuant to the terms of the Agreement, Adama acquired the rights to commercially exploit 100% of the mineral rights to the Property for a period of twenty years. In consideration, Adama has agreed to issue to MineSadco 120,000,000 restricted shares (the "Restricted Shares”) of the its common stock, which Restricted Shares will issued pursuant to an exemption from the registration requirements set forth in the Securities Act of 1933, as amended (the "Act") and the rules and regulations promulgated by the Securities and Exchange Commission (the "SEC") under the Act, will bear an appropriate restrictive legend. The 120,000,000 Restricted Shares, when issued, will represent approximately 40% of the Registrant’s issued and outstanding shares of common stock as of the effective date of the Agreement.

Effective July 31, 2012, the Company entered into a Binding Letter of Intent with Southridge Partners II LP, an institutional investor, for the equity purchase agreement of an amount of up to $7 million. Pursuant to the agreement, the Company has the right, in its sole discretion, to sell to Southridge up to $7 million of its common stock over a 24-month period.  The Company will have the right, but is not obligated, to sell stock to Southridge depending on certain conditions as set forth in the equity purchase agreement.

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

Results of Operations

Results of Operations For the six months ended June 30 2012   and six months ended June 30 2011

Revenues

The Company did not generate any revenues for the   six months ended  June 30 2012, or June 30 2011

During the six months ended June 30 2012 and June 30 2011, total operating expenses were $1,166,906 and $302,676, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation expense  for consulting expenses in relation to the  business operations and  development .

Net loss

During the six months ended June 30 2012 and 2011, the net (loss) income was ($1,200,445) and $479,677  respectively.

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

Liquidity and Capital Resources

Our cash balance as of  June 30 2012 was $600. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2012, the Company raised $8,500 and issued 8,500,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of June 30, 2012 the investment was receivable.

On January 13, 2012, the Company raised $16,760 and issued 16,760,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of June 30, 2012 the investment was receivable.

On February 21, 2012, the Company raised $19,730 and issued 19,730,000 (post reverse stock split) shares of its common stock, with a purchase price $0.001 per share, to investors. As of June 30, 2012 the investment was receivable.

On May 22, 2012, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 10,000,000 shares of its common stock on said date valued at $10,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant.

On May 31, 2012, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,500,000 shares of its common stock on said date valued at $1,500. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant.

From January 1, 2012 to June 30, 2012, the Company issued 2,713,355 shares of its common stock upon conversion of convertible debt of $63,000 and $2,700 of interest.

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

ADAMA TECHNOLOGIES CORPORATION

Date: August 14 2012	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and
Director (Principal Executive Officer)

Date: August 14 2012	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

