Form 10-Q
period 2012-09-30
Adama Technologies Corp
filed 2012-11-13
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September 30, 2012

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

Yes ☐ No ☒

As of  September 30 ,2012, 268,960,597  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$600	$624
Prepaid expenses	484,688	2,115,938

Total current assets	485,288	2,116,562

Other Assets:
Investments	8,170,000	8,050,000
Allowance for impairment loss	(8,050,000)	(8,050,000)

Total Assets	605,288	2,116,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$37,754	$44,420
Loans from related parties - Directors and stockholders	83,194	53,945
Convertible notes payable, net of discount	66,818	77,355
Current maturities of long-term debt	150,000	150,000

Total current liabilities	337,766	325,720

Long-term debt	200,000	200,000

Total liabilities	537,766	525,720

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 268,960,597 and 59,757,242 shares
issued and outstanding, respectively	26,896	5,976
Additional paid-in capital	16,933,147	16,658,344
Stock subscriptions receivable	(44,990)	-
(Deficit) accumulated during the development stage	(16,847,531)	(15,073,478)

Total stockholders' equity (deficit)	67,522	1,590,842

Total Liabilities and Stockholders' Equity	$605,288	$2,116,562

The accompanying notes to financial statements are

an integral part of these financial statements

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012

AND 2011 AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	12,500	30,505	49,020	55,942	254,469
Legal - incorporation	-	-	-	-	2,200
Consulting	547,500	118,000	1,672,750	392,554	4,088,514
Travel	-	-	5,000	-	22,890
Amortization	-	-	-	-	305,555
Rent	-	-	-	-	4,520
Impairment loss	-	-	-	-	12,804,445
Franchise tax	-	-		-	3,500
Other	-	-	135	2,685	29,272

Total general and administrative expenses	560,000	148,505	1,726,905	451,181	17,515,365

(Loss) from Operations	(560,000)	(148,505)	(1,726,905)	(451,181)	(17,515,365)

Other Income (Expense)
Foreign currency transaction gains	-	-	-	-	2,769
Forgiveness of debt	-		-	840,000	840,000
Foreign currency transaction losses	-		-	(789)	(4,520)
Interest expense	(13,608)	(28,697)	(47,147)	(85,555)	(170,415)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(573,608)	$(177,202)	$(1,774,052)	$302,475	$(16,847,531)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic	$(0.00)	$(0.15)	$(0.02)	$0.30

Weighted Average Number of Common Shares Outstanding - Basic	251,681,224	1,144,046	107,489,687	994,605

The accompanying notes to financial statements are

an integral part of these statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock*		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - September 17, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	116,667	12	688	-	-	700
Net (loss) for the period	-	-	-	-	(5,118)	(5,118)
Balance - December 31, 2007	116,667	12	688	-	(5,118)	(4,418)
Common stock issued for cash	50,000	5	66,195	-	-	66,200
Common stock issued for cash	50,000	5	88,795	-	-	88,800
Common stock issued for acquired technology	29,633	3	3,999,997	-	-	4,000,000
Net (loss) for the year	-	-	-	-	(160,515)	(160,515)
Balance - December 31, 2008	246,300	25	4,155,675	-	(165,633)	3,990,067
Common stock issued for cash	10,417	1	203,785	-	-	203,786
Common stock issued as compensation	417	0	22,001	-	-	22,001
Common stock issued for cash	5,000	1	120,000	-	-	120,000
Common stock issued as compensation	4,017	0	84,350	-	-	84,350
Common stock issued for cash	2,500	0	35,000	-	-	35,000
Common stock issued as compensation	4,167	0	58,750	-	-	58,750
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	11,667	1	146,999	-	-	147,000
Common stock issued as compensation	1,667	0	7,000	-	-	7,000
Net (loss) for the year	-	-	-	-	(5,780,153)	(5,780,153)
Balance - December 31, 2009	297,817	30	4,980,557	-	(5,945,786)	(965,199)
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	13,333	1	27,999	-	-	28,000
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued as compensation	11,333	1	23,799	-	-	23,800
Common stock issued as compensation	33,333	3	69,997	-	-	70,000
Common stock issued for cash	26,667	3	12,997	-	-	13,000
Common stock issued as compensation	23,333	2	62,998	-	-	63,000
Common stock issued as compensation	10,833	1	13,974	-	-	13,975
Common stock issued for cash	27,167	3	34,997	(28,000)	-	7,000
Common stock issued as compensation	8,333	1	22,499	-	-	22,500
Common stock issued as compensation	37,000	4	110,996	-	-	111,000
Common stock issued as compensation	16,667	2	49,998	-	-	50,000
Common stock issued for cash	33,333	3	9,997	-	-	10,000
Payment of stock subscription receivable	-	-	-	9,000	-	9,000
Common stock issued as compensation	16,667	2	24,498	-	-	24,500
Common stock issued as compensation	49,833	5	209,295	-	-	209,300
Discount of convertible note	-	-	36,207	-	-	36,207
Common stock issued as compensation	23,701	2	49,418	-	-	49,420
Discount of convertible note	-	-	20,454	-	-	20,454
Net (loss) for the year	-	-	-	-	(867,327)	(867,327)
Balance - December 31, 2010	689,351	69	5,886,674	(19,000)	(6,813,113)	(945,370)
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Common stock issued as compensation	8,333	1	27,499	-	-	27,500
Common stock issued as compensation	13,333	1	43,999	-	-	44,000
Common stock issued as compensation	3,333	0	11,000	-	-	11,000
Common stock issued as compensation	33,333	3	109,997	-	-	110,000
Stock subscriptions payments received	-	-	-	19,000	-	19,000
Common stock issued as compensation	60,000	6	50,394	-	-	50,400
Common stock issued as compensation	150,000	15	157,485	-	-	157,500
Common stock issued as compensation	30,000	3	25,197	-	-	25,200
Discount of convertible note	-	-	63,361	-	-	63,361
Common stock issued upon conversion of debt	128,491	13	79,058	-	-	79,071
Discount of convertible note	-	-	24,545	-	-	24,545
Common stock issued as compensation	5,000,000	500	849,500	-	-	850,000
Common stock issued as compensation	2,000,000	200	339,800	-	-	340,000
Common stock issued as compensation	2,000,000	200	339,800	-	-	340,000
Common stock issued as compensation	1,000,000	100	169,900	-	-	170,000
Common stock issued as compensation	500,000	50	84,950	-	-	85,000
Common stock issued as compensation	2,000,000	200	419,800	-	-	420,000
Common stock issued as compensation	1,000,000	100	209,900	-	-	210,000
Conversion of convertible note payable	107,733	11	9,989	-	-	10,000
Common stock issued to purchase asset	25,000,000	2,500	4,247,500	-	-	4,250,000
Common stock issued to purchase asset	20,000,000	2,000	3,398,000	-	-	3,400,000
Net income for the year	-	-	-	-	(8,260,365)	(8,260,365)
Balance - December 31, 2011	59,757,242	5,976	16,658,344	-	(15,073,478)	1,590,842
Common stock issued for cash	8,500,000	850	7,650	(8,500)	-	-
Common stock issued for cash	16,760,000	1,676	15,084	(16,760)	-	-
Conversion of convertible note payable	407,692	41	26,459	-	-	26,500
Common stock issued for cash	19,730,000	1,973	17,757	(19,730)	-	-
Conversion of convertible note payable	913,793	91	21,109	-	-	21,200
Conversion of convertible note payable	529,801	53	7,947	-	-	8,000
Discount of convertible note	-	-	23,534	-	-	23,534
Common stock issued as compensation	10,000,000	1,000	9,000	-	-	10,000
Common stock issued as compensation	1,500,000	150	1,350	-	-	1,500
Conversion of convertible note payable	862,069	86	9,914	-	-	10,000
Common stock issued as compensation	30,000,000	3,000	27,000			30,000
Common stock issued for cash	120,000,000	12,000	108,000			120,000
Net loss for the period	-	-	-	-	(1,774,053)	(1,774,053)
Balance - September 30, 2012	268,960,597	$26,896	$16,933,148	$(44,990)	$(16,847,531)	$67,523

The accompanying notes to financial statements are

an integral part of these statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2012	2011	Inception

Operating Activities:
Net Income (loss)	$(1,774,052)	$302,475	$(16,847,531)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:		-
Common stock issued as compensation and interest	44,200	539,671	4,256,467
Amortization of beneficial conversion feature	43,497	79,557	157,920
Impairment loss	-	-	12,804,445
Amortization	-	-	305,555
Forgiveness of debt	-	(840,000)	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	1,631,250	(160,938)	(484,688)
Accrued liabilites	(6,667)	(756)	37,753

Net Cash Used in Operating Activities	(61,772)	(79,991)	(610,079)

Investing Activities:
Acquisition and costs of intangible assets	-	-	(610,000)

Net Cash Used in Investing Activities	-	-	(610,000)

Financing Activities:
Deferred offering costs	-	-	(25,000)
Proceeds from issuance of common stock	-	19,000	597,486
Proceeds from convertible note payable	32,500	87,500	225,000
Proceeds from loans	-		350,000
Payment of debt	-	(10,000)	(10,000)
Proceeds from stockholder loans	49,248	44,424	743,188
Payment of stockholder loans	(20,000)	(62,574)	(659,995)

Net Cash Provided by Financing Activities	61,748	78,350	1,220,679

Net (Decrease) Increase in Cash	(24)	(1,641)	600

Cash - Beginning of Period	624	1,921	-

Cash - End of Period	$600	$280	$600

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$-	$-	$4,000,000
Obligation payable for acquired technology	$-	$-	$850,000
Stock issued to settle convertible debts	$65,700	$75,000	$150,700
Issuance of common stock for intangible assets	$120,000	$-	$7,650,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings per Common Share

Basic earnings per share is computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Except for the nine months ended September 30, 2011, common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented. For the nine months ended September 30, 2011 the weighted average number of shares outstanding on a fully diluted basis was 1,076,152 shares and the fully diluted earnings per share was $0.28.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2012, the carrying value of accounts payable, accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Effective July 9, 2012, the Company entered into a Mineral Property Acquisition Agreement with MineSadco S.A., an Ecuadorian company. MineSadco is the owner of an undivided, 100% interest in a certain mineral property located in Canton Portovelo, El Oro Province, in the South of Ecuador. Pursuant to the terms of the agreement, the Company acquired the rights to commercially exploit 100% of the mineral rights to the Property for a period of twenty years. In consideration, the Company issued 120,000,000 restricted shares of its common stock to MineSadco. In addition, if within eighteen months from the closing date certain production millstones will be completed, MineSadco will be entitled to additional shares representing up to 55% of the Companies diluted capital at the closing date.

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

On June 7, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on March 7, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. $18,000 of principal on the note was paid by conversion to shares. The maturity date was extended.

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 18, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. The maturity date was extended.

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

As of September 30, 2012, the balance of convertible notes payable is $66,818 net of unamortized discounts of $10,182.

For the nine months ended September 30, 2012 the Company has recognized $3,650 in interest expense related to the notes and has amortized $43,497 of the beneficial conversion features which has been recorded as interest expense.

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

On December 15, 2010, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s past services, the Company issued 23,701 (post reverse stock split) shares of its unregistered common stock on said date valued at $49,420. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant less an approximate 30% discount.

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

On December 1, 2011, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 1,000,000 shares of its common stock on said date valued at $210,000. The fair value of the unregistered shares was determined based on the recent closing price of the Company’s stock on the date of grant.

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

On January 4, 2012, the Company raised $8,500 and issued 8,500,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of September 30, 2012 the investment was receivable.

On January 13, 2012, the Company raised $16,760 and issued 16,760,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of September 30, 2012 the investment was receivable.

On February 21, 2012, the Company raised $19,730 and issued 19,730,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of September 30, 2012 the investment was receivable.

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

On July 15, 2012, the Company entered into an agreement with unrelated third-party consultants.  As payment for the consultant’s services, the Company issued 30,000,000 shares of its common stock on said date valued at $30,000. The fair value of the unregistered shares was determined based on trading restrictions on the date of grant.

On July 15, 2012, the Company issued 120,000,000 shares of its unregistered common stock valued at $120,000 to MineSadco S.A., an Ecuadorian company, to purchase a 100% interest to exploit and commercialize a mining property located in Ecuador for 20 years.

From January 1, 2012 to September 30, 2012, the Company issued 2,713,355 shares of its common stock upon conversion of convertible debt of $63,000 and $2,700 of interest.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Net income	$-	$302,475
Non-deductible expenses	-	79,557
Taxable income	-	382,032

Net operating loss carryforward	-	(382,032)

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$408,032	$-
Non-deductible expenses	(10,004)	-
Change in valuation allowance	(398,028)	-

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$893,588	$495,560
Less - Valuation allowance	(893,588)	(495,560)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2012 and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $3,900,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

As of September 30, 2012 the Company owed $83,194 to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

For the nine months ended September 30, 2012, the Company expensed share based consulting fees of $816,429 to Directors and officers of the Company.

(9)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

(10)  Equity Purchase Agreement

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

Effective July 9, 2012, the Company entered into a Mineral Property Acquisition Agreement with MineSadco S.A., an Ecuadorian company. MineSadco is the owner of an undivided, 100% interest in a certain mineral property located in Canton Portovelo, El Oro Province, in the South of Ecuador. Pursuant to the terms of the agreement, the Company acquired the rights to commercially exploit 100% of the mineral rights to the Property for a period of twenty years. In consideration, the Company issued 120,000,000 restricted shares of its common stock to MineSadco. In addition, if within eighteen months from the closing date certain production millstones will be completed, MineSadco will be entitled to additional shares representing up to 55% of the Companies diluted capital at the closing date.

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

Results of Operations

Results of Operations For the nine months ended September 30 2012   and nine months ended September 30 2011

Revenues

The Company did not generate any revenues for the   nine months ended  September 30 2012, or September 30 2011

During the nine months ended September June 30 2012 and September 30 2011, total operating expenses were $1,726,905 and $451,181, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation expense  for consulting expenses in relation to the  business operations and  development .

Net loss

During the nine months ended September 30 2012 and 2011, the net (loss) income was ($1,774,052) and $302,475  respectively.

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

Liquidity and Capital Resources

Our cash balance as of  September 30 2012 was $600. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

On July 15, 2012, the Company entered into an agreement with unrelated third-party consultants.  As payment for the consultant’s services, the Company issued 30,000,000 shares of its common stock on said date valued at $30,000. The fair value of the unregistered shares was determined based on trading restrictions on the date of grant.

On July 15, 2012, the Company issued 120,000,000 shares of its unregistered common stock valued at $120,000 to MineSadco S.A., an Ecuadorian company, to purchase a 100% interest to exploit and commercialize a mining property located in Ecuador for 20 years.

From January 1, 2012 to September 30, 2012, the Company issued 2,713,355 shares of its common stock upon conversion of convertible debt of $63,000 and $2,700 of interest.

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

ADAMA TECHNOLOGIES CORPORATION

Date: November 9 2012	By:	/s/ Aviram Malik
Name: Aviram Malik
Title: Chief Executive Officer, President and
Director (Principal Executive Officer)

Date: November 9 2012	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

