Form 10-K
period 2012-12-31
Adama Technologies Corp
filed 2013-04-29
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. Approx $2,195,000 based upon $.005 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

The number of shares of the issuer’s common stock issued and outstanding as of December 31, 2012 was 439,851,197 shares.

Documents Incorporated by Reference:  Prospectus   filed pursuant to Rule 424(b)(3) of the Act on February 19, 2008 (Registration No. 333-148910)

1

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

Holders

As of December 31, 2012, there were 439,851,197 shares of our common stock issued and outstanding, which were held by 368 stockholders of record.

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

On January 4, 2012, the Company raised $8,500 and issued 8,500,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of December 31, 2012 the investment was receivable.

On January 13, 2012, the Company raised $16,760 and issued 16,760,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of December 31, 2012 the investment was receivable.

On February 21, 2012, the Company raised $19,730 and issued 19,730,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of December 31, 2012 the investment was receivable.

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

On July 18, 2012, August 8, 2012, September 28, 2012 and December 6, 2012, the Company issued a total of 170,890,600 shares of common stock pursuant to agreements with unrelated third-parties for consulting services. The shares of common stock were valued at $170,891. The fair value of the unregistered shares was determined based on trading restrictions on the date of grant.

 From January 1, 2012 to December 31, 2012, the Company issued 2,713,355 shares of its common stock upon conversion of convertible debt of $63,000 and $2,700 of interest.

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

Results of Operations

We have not generated any revenues to date.  Our expenses in the year ended December 31, 2012 amounted to $2,509,483, as compared to $8,986,923 for the year ended December 31, 2011.  Expenses in 2012 was primarily comprised of third party consulting expenses..

Our net loss in the year ended December 31, 2012, amounted to $2,613,018 as compared to the net loss of $8,260,365 during the year ended December 31, 2011 The large loss in 2011 is primarily responsible for the recording of the impairment loss of $8,050,000.

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

Liquidity and Capital Resources

We had $601 in cash at December 31, 2012, as compared to cash in the amount of $624 on December 31, 2011.

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

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on January 27, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of January 28, 2013 this note was in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. As of December 31, 2012, the note balance was retroactively adjusted to 150% for the default which occurred subsequent to December 31, 2012.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2012 and 2011, the balance of convertible notes payable was $113,191 and $77,355 net of unamortized discounts of $2,309 and $30,145, respectively.

For the year ended December 31, 2012 and 2011 the Company has recognized $13,665 and $8,045 in interest expense related to the notes and has amortized $51,370 and $104,608 of the beneficial conversion features which has been recorded as interest expense, respectively.

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

Going Concern Consideration

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2011.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2012, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers.

Name	Age	Positions and Offices Held

Asher Zwebner	48	Chief Executive Officer , Chief Financial/Accounting Officer, Secretary and Director

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Aviriam Malik, CEO	2012	$	0		$728,572	0	0	0	0		$728,572

Asher Zwebner, CFO	2012	$	0		$360,000	0	0	0	0		$360,000

Benny Karasik	2012	$	0	$		0	0	0	0	$

Long-Term Incentive Plans. As of December 31, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards . As of December 31, 2012, none of our Directors or executive officers holds unexercised options, stock that has not vested , or equity incentive plan awards.

Compensation of Directors

During the year 2012 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors

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

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership

Ascher Zwebner	2,000,000%

ANOE SA	20,000,000	5%
	25,000,000
Ansalt Multicommertz, MineSadco S.A	120,000,000	26%

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

As of December 31, 2012 and 2011 the Company owed $92,194 and $53,945, respectively, to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

For the year ended December 31, 2012, the Company expensed share based consulting fees of $1,088,572 and $190,429, respectively, to Directors and officers of the Company.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors.  We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Weinberg & Baer LLC has served as the Company’s independent auditor since inception. During our 2012 and 2011 fiscal years, the aggregate fees which were billed to us by our independent auditor for professional services were as follows:

	Fiscal Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$14,000	$14,000
Audit-Related Fees
Tax Fees	$500	$500
All Other Fees

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2012, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

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

ADAMA TECHNOLOGIES CORPORATION

Date April 30, 2013	By:

/s/ Asher Zwebner
Asher Zwebner
Chief Executive Officer , Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Report of Registered Independent Auditor	F-2

Financial Statements-

Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Statements of Operations for the Years Ended
December 31, 2012 and 2011and Cumulative from Inception	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from Inception
Through December 31, 2012	F-5

Statements of Cash Flows for Years Ended December 31, 2012 and 2011
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Adama Technologies Corp.:

We have audited the accompanying balance sheets of Adama Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for years ended December 31, 2012 and 2011, and from inception (September 17, 2007) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adama Technologies Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from inception (September 17, 2007) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

April 11, 2013

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

	As of	As of
	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash in bank	$601	$624
Prepaid expenses	—	2,115,938

Total current assets	601	2,116,562

Other Assets:
Investments	8,170,000	8,050,000
Allowance for impairment loss	(8,170,000)	(8,050,000)

Total Assets	601	2,116,562

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$45,769	$44,420
Loans from related parties - Directors and stockholders	92,194	53,945
Convertible notes payable, net of discount	113,191	77,355
Current maturities of long-term debt	250,000	150,000

Total current liabilities	501,154	325,720

Long-term debt	100,000	200,000

Total liabilities	601,154	525,720

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 439,851,197 and 59,757,242 shares issued and outstanding, respectively	43,982	5,976
Additional paid-in capital	17,086,952	16,658,344
Stock subscriptions receivable	(44,990)	—
(Deficit) accumulated during the development stage	(17,686,497)	(15,073,478)

Total stockholders' equity (deficit)	(600,553)	1,590,842

Total Liabilities and Stockholders' Equity	$601	$2,116,562

The accompanying notes to financial statements are

an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012

AND 2011 AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2012

	Years Ended		Cumulative
	December 31,		From
	2012	2011	Inception

Revenues	$—	$—	$—

Expenses:
General and administrative-
Professional fees	56,020	81,571	261,469
Legal - incorporation	—	—	2,200
Consulting	2,328,328	852,554	4,744,092
Travel	5,000	—	22,890
Amortization	—	—	305,555
Rent	—	—	4,520
Impairment loss	120,000	8,050,000	12,924,445
Franchise tax	—	—	3,500
Other	136	2,798	29,272

Total general and administrative expenses	2,509,484	8,986,923	18,297,943

(Loss) from Operations	(2,509,484)	(8,986,923)	(18,297,943)

Other Income (Expense)
Foreign currency transaction gains	—	—	2,769
Forgiveness of debt	—	840,000	840,000
Foreign currency transaction losses	—	(789)	(4,520)
Interest expense	(103,535)	(112,653)	(226,803)

Provision for income taxes	—	—	—

Net Income (Loss)	$(2,613,019)	$(8,260,365)	$(17,686,497)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic	$(0.01)	$(1.29)

Weighted Average Number of Common Shares
Outstanding - Basic	246,420,975	6,420,733

The accompanying notes to financial statements are

an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2012

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock*		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - September 17, 2007	—	$—	$—	$—	$—	$—
Common stock issued for cash	116,667	12	688	—	—	700
Net (loss) for the period	—	—	—	—	(5,118)	(5,118)
Balance - December 31, 2007	116,667	12	688	—	(5,118)	(4,418)
Common stock issued for cash	50,000	5	66,195	—	—	66,200
Common stock issued for cash	50,000	5	88,795	—	—	88,800
Common stock issued for acquired technology	29,633	3	3,999,997	—	—	4,000,000
Net (loss) for the year	—	—	—	—	(160,515)	(160,515)
Balance - December 31, 2008	246,300	25	4,155,675	—	(165,633)	3,990,067
Common stock issued for cash	10,417	1	203,785	—	—	203,786
Common stock issued as compensation	417	—	22,001	—	—	22,001
Common stock issued for cash	5,000	1	119,999	—	—	120,000
Common stock issued as compensation	4,017	—	84,350	—	—	84,350
Common stock issued for cash	2,500	—	35,000	—	—	35,000
Common stock issued as compensation	4,167	—	58,750	—	—	58,750
Common stock issued as compensation	11,667	1	146,999	—	—	147,000
Common stock issued as compensation	11,667	1	146,999	—	—	147,000
Common stock issued as compensation	1,667	—	7,000	—	—	7,000
Net (loss) for the year	—	—	—	—	(5,780,153)	(5,780,153)
Balance - December 31, 2009	297,817	29	4,980,558	—	(5,945,786)	(965,199)
Common stock issued as compensation	13,333	1	27,999	—	—	28,000
Common stock issued as compensation	13,333	1	27,999	—	—	28,000
Common stock issued as compensation	13,333	1	27,999	—	—	28,000
Common stock issued as compensation	33,333	3	69,997	—	—	70,000
Common stock issued as compensation	11,333	1	23,799	—	—	23,800
Common stock issued as compensation	33,333	3	69,997	—	—	70,000
Common stock issued for cash	26,667	3	12,997	—	—	13,000
Common stock issued as compensation	23,333	2	62,998	—	—	63,000
Common stock issued as compensation	10,833	1	13,974	—	—	13,975
Common stock issued for cash	27,167	3	34,997	(28,000)	—	7,000
Common stock issued as compensation	8,333	1	22,499	—	—	22,500
Common stock issued as compensation	37,000	4	110,996	—	—	111,000
Common stock issued as compensation	16,667	2	49,998	—	—	50,000
Common stock issued for cash	33,333	3	9,997	—	—	10,000
Payment of stock subscription receivable	—	—	—	9,000	—	9,000
Common stock issued as compensation	16,667	2	24,498	—	—	24,500
Common stock issued as compensation	49,833	5	209,295	—	—	209,300
Discount of convertible note	—	—	36,207	—	—	36,207
Common stock issued as compensation	23,701	2	49,418	—	—	49,420
Discount of convertible note	—	—	20,454	—	—	20,454
Net (loss) for the year	—	—	—	—	(867,327)	(867,327)
Balance - December 31, 2010	689,351	67	5,886,676	(19,000)	(6,813,113)	(945,370)
Common stock issued as compensation	33,333	3	109,997	—	—	110,000
Common stock issued as compensation	8,333	1	27,499	—	—	27,500
Common stock issued as compensation	13,333	1	43,999	—	—	44,000
Common stock issued as compensation	3,333	—	11,000	—	—	11,000
Common stock issued as compensation	33,333	3	109,997	—	—	110,000
Stock subscriptions payments received	—	—	—	19,000	—	19,000
Common stock issued as compensation	60,000	6	50,394	—	—	50,400
Common stock issued as compensation	150,000	15	157,485	—	—	157,500
Common stock issued as compensation	30,000	3	25,197	—	—	25,200
Discount of convertible note	—	—	63,361	—	—	63,361
Common stock issued upon conversion of debt	128,491	13	79,058	—	—	79,071
Discount of convertible note	—	—	24,545	—	—	24,545
Common stock issued as compensation	5,000,000	500	849,500	—	—	850,000
Common stock issued as compensation	2,000,000	200	339,800	—	—	340,000
Common stock issued as compensation	2,000,000	200	339,800	—	—	340,000
Common stock issued as compensation	1,000,000	100	169,900	—	—	170,000
Common stock issued as compensation	500,000	50	84,950	—	—	85,000
Common stock issued as compensation	2,000,000	200	419,800	—	—	420,000
Common stock issued as compensation	1,000,000	100	209,900	—	—	210,000
Conversion of convertible note payable	107,733	11	9,989	—	—	10,000
Common stock issued to purchase asset	25,000,000	2,500	4,247,500	—	—	4,250,000
Common stock issued to purchase asset	20,000,000	2,000	3,398,000	—	—	3,400,000
Net loss for the year	—	—	—	—	(8,260,365)	(8,260,365)
Balance - December 31, 2011	59,757,242	5,973	16,658,347	—	(15,073,478)	1,590,842
Common stock issued for cash	8,500,000	850	7,650	(8,500)	—	—
Common stock issued for cash	16,760,000	1,676	15,084	(16,760)	—	—
Conversion of convertible note payable	407,692	41	26,459	—	—	26,500
Common stock issued for cash	19,730,000	1,973	17,757	(19,730)	—	—
Conversion of convertible note payable	913,793	91	21,109	—	—	21,200
Conversion of convertible note payable	529,801	53	7,947	—	—	8,000
Discount of convertible note	—	—	23,533	—	—	23,533
Common stock issued as compensation	10,000,000	1,000	9,000	—	—	10,000
Common stock issued as compensation	1,500,000	150	1,350	—	—	1,500
Conversion of convertible note payable	862,069	86	9,914	—	—	10,000
Common stock issued as compensation	30,000,000	3,000	27,000			30,000
Common stock issued to purchase asset	120,000,000	12,000	108,000			120,000
Common stock issued as compensation	170,890,600	17,089	153,802			170,891
Net loss for the year	—	—	—	—	(2,613,019)	(2,613,019)
Balance - December 31, 2012	439,851,197	$43,982	$17,086,952	$(44,990)	$(17,686,497)	$(600,553)

*Restated to reflect reverse stock split

The accompanying notes to financial statements are

an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2012

	Years Ended		Cumulative
	December 31,		From
	2012	2011	Inception

Operating Activities:
Net Income (loss)	$(2,613,019)	$(8,260,365)	$(17,686,497)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:		—
Common stock issued as compensation and interest	215,091	2,954,671	4,427,358
Amortization of beneficial conversion feature	51,370	104,608	165,793
Impairment loss	120,000	8,050,000	12,924,445
Amortization	—	—	305,555
Forgiveness of debt	—	(840,000)	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	2,115,938	(2,115,939)	—
Accounts payable and accrued liabilites	39,849	13,206	84,268

Net Cash Used in Operating Activities	(70,771)	(93,819)	(619,078)

Investing Activities:
Acquisition and costs of intangible assets	—	(400,000)	(610,000)

Net Cash Used in Investing Activities	—	(400,000)	(610,000)

Financing Activities:
Deferred offering costs	—	—	(25,000)
Proceeds from issuance of common stock	—	19,000	597,486
Proceeds from convertible note payable	32,500	117,500	225,000
Proceeds from debt	—	350,000	350,000
Payment of debt	—	(10,000)	(10,000)
Proceeds from stockholder loans	58,248	127,639	752,188
Payment of stockholder loans	(20,000)	(111,617)	(659,995)

Net Cash Provided by Financing Activities	70,748	492,522	1,229,679

Net (Decrease) Increase in Cash	(23)	(1,297)	601

Cash - Beginning of Period	624	1,921	—

Cash - End of Period	$601	$624	$601

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$—	$—	$4,000,000
Obligation payable for acquired technology	$—	$—	$850,000
Stock issued to settle convertible debts	$63,000	$85,000	$148,000
Issuance of common stock for investments	$120,000	$7,650,000	$7,770,000

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012 and 2011, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the right, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, nor an investor or promoter of such. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $60,000. During the ended December 31, 2009, the Company recorded an impairment loss for the full value of the patent.

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

During the year ended December 31, 2009, the Company recorded an impairment loss for the full value of the acquired technology.

In consideration for the rights granted under the Agreement, the Company issued 29,633 shares (post reverse stock split) of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 was payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement.

During 2011 the Company paid $160,000 of the agreed sum. The exclusive rights under the agreement have been terminated and the remaining $840,000 obligation was written off.

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

On December 15, 2011, the Company entered an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Company to the Assignor. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at December 31. 2012 and 2011.

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

As of December 31, 2012 the Company has determined that the carrying value of the investments may not be recoverable. Therefore, the Company has recorded an allowance for impairment to reduce the carrying value to zero.

(5)  Convertible Notes Payable

On April 4, 2011, the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on January 6, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. This note was paid by conversion to shares.

On May 12, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on February 12, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. This note was paid by conversion to shares.

On June 7, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on March 7, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. $18,000 of principal on the note was paid by conversion to shares. As of December 31, 2012 this note was in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on August 18, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of December 31, 2012 this note was in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on January 27, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of January 28, 2013 this note was in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. As of December 31, 2012, the note balance was retroactively adjusted to 150% for the default which occurred subsequent to December 31, 2012.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2012 and 2011, the balance of convertible notes payable was $113,191 and $77,355 net of unamortized discounts of $2,309 and $30,145, respectively.

For the year ended December 31, 2012 and 2011 the Company has recognized $13,665 and $8,045 in interest expense related to the notes and has amortized $51,370 and $104,608 of the beneficial conversion features which has been recorded as interest expense, respectively.

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

On June 2, 2009, the Company entered into an agreement with an unrelated third-party consultant.  As payment for the consultant’s services, the Company issued 417 (post reverse stock split) shares of its unregistered common stock on said date valued at $22,001. The fair value of the unregistered shares is determined based on the closing price of the Company’s stock on the date of grant less a 30% discount.

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

On October 28, 2011, the Company implemented a 1 for 300 reverse stock split on its issued and outstanding shares of common stock to the holders of record as of October 28, 2011. After the reverse split, the number of shares of common stock issued and outstanding were 1,149,509 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this reverse stock split.

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

On January 4, 2012, the Company raised $8,500 and issued 8,500,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of December 31, 2012 the investment was receivable.

On January 13, 2012, the Company raised $16,760 and issued 16,760,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of December 31, 2012 the investment was receivable.

On February 21, 2012, the Company raised $19,730 and issued 19,730,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of December 31, 2012 the investment was receivable.

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

On July 18, 2012, August 8, 2012, September 28, 2012 and December 6, 2012, the Company issued a total of 170,890,600 shares of common stock pursuant to agreements with unrelated third-parties for consulting services. The shares of common stock were valued at $170,891. The fair value of the unregistered shares was determined based on trading restrictions on the date of grant.

From January 1, 2012 to December 31, 2012, the Company issued 2,713,355 shares of its common stock upon conversion of convertible debt of $63,000 and $2,700 of interest.

(7)  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Net income	$—	$—
Non-deductible expenses	—	—
Taxable income	—	—

Net operating loss carryforward	—	—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$600,994	$1,899,884
Non-deductible expenses	(39,415)	(1,875,560)
Change in valuation allowance	(561,579)	(24,324)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2012 and 2011, as follows:

	2012	2011

Loss carryforwards	$1,018,065	$495,560
Less - Valuation allowance	(1,018,065)	(495,560)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2012 and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $4,400,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8)  Related Party Transactions

On November 20, 2007, the Company issued 25,083 (post reverse stock split) shares of common stock to Mr. Aviram Malik, President and Director, for a cash payment of $150.

On November 20, 2007, the Company issued 8,333 (post reverse stock split) shares of common stock to Mr. Gal Ilivitzki, Secretary and Director, for a cash payment of $50.

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

As of December 31, 2012 and 2011 the Company owed $92,194 and $53,945, respectively, to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

For the year ended December 31, 2012, the Company expensed share based consulting fees of $1,088,572 and $190,429, respectively, to Directors and officers of the Company.

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

