Form 10-Q
period 2013-03-31
Adama Technologies Corp
filed 2013-05-20
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

As of  March 31 2013 , 439,851,197   shares of common stock, par value $0.0001 per share, were issued and outstanding.

1

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2013

Financial Statements-

Balance Sheets as of March 31, 2013 and December 31, 2012	F-2

Statements of Operations for the Three Months Ended
March 31, 2013 and 2012 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from Inception
Through March 31, 2013	F-4

Statements of Cash Flows for Three Months Ended March 31, 2013 and 2012
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash in bank	$601	$601

Total current assets	601	601

Other Assets:
Investments	8,170,000	8,170,000
Allowance for impairment loss	(8,170,000)	(8,170,000)

Total Assets	601	601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$56,315	$45,769
Loans from related parties - Directors and stockholders	92,194	92,194
Convertible notes payable, net of discount	115,500	113,191
Current maturities of long-term debt	250,000	250,000

Total current liabilities	514,009	501,154

Long-term debt	100,000	100,000

Total liabilities	614,009	601,154

Commitments and Contingencies

Stockholders' Deficit
Common stock, par value $.0001 per share, 500,000,000 shares
authorized; 439,851,197 shares issued and outstanding	43,982	43,982
Additional paid-in capital	17,086,952	17,086,952
Stock subscriptions receivable	(44,990)	(44,990)
(Deficit) accumulated during the development stage	(17,699,352)	(17,686,497)

Total stockholders' deficit	(613,408)	(600,553)

Total Liabilities and Stockholders' Deficit	$601	$601

The accompanying notes to financial statements are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2013	2012	Inception

Revenues	$—	$—	$—

Expenses:
General and administrative-
Professional fees	3,500	16,842	264,969
Legal - incorporation	—	—	2,200
Consulting	—	556,875	4,744,092
Travel	—	—	22,890
Amortization	—	—	305,555
Rent	—	—	4,520
Impairment loss	—	—	12,924,445
Franchise tax	—	—	3,500
Other	—	30	29,271

Total general and administrative expenses	3,500	573,747	18,301,442

(Loss) from Operations	(3,500)	(573,747)	(18,301,442)

Other Income (Expense)
Foreign currency transaction gains	—	—	2,769
Forgiveness of debt	—	—	840,000
Foreign currency transaction losses	—	—	(4,520)
Interest expense	(9,355)	(18,304)	(236,159)

Provision for income taxes	—	—	—

Net Income (Loss)	$(12,855)	$(592,051)	$(17,699,352)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic	439,851,197	91,680,359

The accompanying notes to financial statements are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock*		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - September 17, 2007	—	$—	$—	$—	$—	$—
Common stock issued for cash	116,667	12	688	—	—	700
Net (loss) for the period	—	—	—	—	(5,118)	(5,118)
Balance - December 31, 2007	116,667	12	688	—	(5,118)	(4,418)
Common stock issued for cash	50,000	5	66,195	—	—	66,200
Common stock issued for cash	50,000	5	88,795	—	—	88,800
Common stock issued for acquired technology	29,633	3	3,999,997	—	—	4,000,000
Net (loss) for the year	—	—	—	—	(160,515)	(160,515)
Balance - December 31, 2008	246,300	25	4,155,675	—	(165,633)	3,990,067
Common stock issued for cash	10,417	1	203,785	—	—	203,786
Common stock issued as compensation	417	—	22,001	—	—	22,001
Common stock issued for cash	5,000	1	119,999	—	—	120,000
Common stock issued as compensation	4,017	—	84,350	—	—	84,350
Common stock issued for cash	2,500	—	35,000	—	—	35,000
Common stock issued as compensation	4,167	—	58,750	—	—	58,750
Common stock issued as compensation	11,667	1	146,999	—	—	147,000
Common stock issued as compensation	11,667	1	146,999	—	—	147,000
Common stock issued as compensation	1,667	—	7,000	—	—	7,000
Net (loss) for the year	—	—	—	—	(5,780,153)	(5,780,153)
Balance - December 31, 2009	297,817	29	4,980,558	—	(5,945,786)	(965,199)
Common stock issued as compensation	13,333	1	27,999	—	—	28,000
Common stock issued as compensation	13,333	1	27,999	—	—	28,000
Common stock issued as compensation	13,333	1	27,999	—	—	28,000
Common stock issued as compensation	33,333	3	69,997	—	—	70,000
Common stock issued as compensation	11,333	1	23,799	—	—	23,800
Common stock issued as compensation	33,333	3	69,997	—	—	70,000
Common stock issued for cash	26,667	3	12,997	—	—	13,000
Common stock issued as compensation	23,333	2	62,998	—	—	63,000
Common stock issued as compensation	10,833	1	13,974	—	—	13,975
Common stock issued for cash	27,167	3	34,997	(28,000)	—	7,000
Common stock issued as compensation	8,333	1	22,499	—	—	22,500
Common stock issued as compensation	37,000	4	110,996	—	—	111,000
Common stock issued as compensation	16,667	2	49,998	—	—	50,000
Common stock issued for cash	33,333	3	9,997	—	—	10,000
Payment of stock subscription receivable	—	—	—	9,000	—	9,000
Common stock issued as compensation	16,667	2	24,498	—	—	24,500
Common stock issued as compensation	49,833	5	209,295	—	—	209,300
Discount of convertible note	—	—	36,207	—	—	36,207
Common stock issued as compensation	23,701	2	49,418	—	—	49,420
Discount of convertible note	—	—	20,454	—	—	20,454
Net (loss) for the year	—	—	—	—	(867,327)	(867,327)
Balance - December 31, 2010	689,351	67	5,886,676	(19,000)	(6,813,113)	(945,370)
Common stock issued as compensation	33,333	3	109,997	—	—	110,000
Common stock issued as compensation	8,333	1	27,499	—	—	27,500
Common stock issued as compensation	13,333	1	43,999	—	—	44,000
Common stock issued as compensation	3,333	—	11,000	—	—	11,000
Common stock issued as compensation	33,333	3	109,997	—	—	110,000
Stock subscriptions payments received	—	—	—	19,000	—	19,000
Common stock issued as compensation	60,000	6	50,394	—	—	50,400
Common stock issued as compensation	150,000	15	157,485	—	—	157,500
Common stock issued as compensation	30,000	3	25,197	—	—	25,200
Discount of convertible note	—	—	63,361	—	—	63,361
Common stock issued upon conversion of debt	128,491	13	79,058	—	—	79,071
Discount of convertible note	—	—	24,545	—	—	24,545
Common stock issued as compensation	5,000,000	500	849,500	—	—	850,000
Common stock issued as compensation	2,000,000	200	339,800	—	—	340,000
Common stock issued as compensation	2,000,000	200	339,800	—	—	340,000
Common stock issued as compensation	1,000,000	100	169,900	—	—	170,000
Common stock issued as compensation	500,000	50	84,950	—	—	85,000
Common stock issued as compensation	2,000,000	200	419,800	—	—	420,000
Common stock issued as compensation	1,000,000	100	209,900	—	—	210,000
Conversion of convertible note payable	107,733	11	9,989	—	—	10,000
Common stock issued to purchase asset	25,000,000	2,500	4,247,500	—	—	4,250,000
Common stock issued to purchase asset	20,000,000	2,000	3,398,000	—	—	3,400,000
Net loss for the year	—	—	—	—	(8,260,365)	(8,260,365)
Balance - December 31, 2011	59,757,242	5,973	16,658,347	—	(15,073,478)	1,590,842
Common stock issued for cash	8,500,000	850	7,650	(8,500)	—	—
Common stock issued for cash	16,760,000	1,676	15,084	(16,760)	—	—
Conversion of convertible note payable	407,692	41	26,459	—	—	26,500
Common stock issued for cash	19,730,000	1,973	17,757	(19,730)	—	—
Conversion of convertible note payable	913,793	91	21,109	—	—	21,200
Conversion of convertible note payable	529,801	53	7,947	—	—	8,000
Discount of convertible note	—	—	23,533	—	—	23,533
Common stock issued as compensation	10,000,000	1,000	9,000	—	—	10,000
Common stock issued as compensation	1,500,000	150	1,350	—	—	1,500
Conversion of convertible note payable	862,069	86	9,914	—	—	10,000
Common stock issued as compensation	30,000,000	3,000	27,000	—	—	30,000
Common stock issued to purchase asset	120,000,000	12,000	108,000	—	—	120,000
Common stock issued as compensation	170,890,600	17,089	153,802	—	—	170,891
Net loss for the year	—	—	—	—	(2,613,019)	(2,613,019)
Balance - December 31, 2012	439,851,197	$43,982	$17,086,952	$(44,990)	$(17,686,497)	$(600,553)

Net loss for the period	—	—	—	—	(12,855)	(12,855)
Balance - March 31, 2013	439,851,197	$43,982	$17,086,952	$(44,990)	$(17,699,352)	$(613,408)

*Restated to reflect reverse stock split

The accompanying notes to financial statements are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2013	2012	Inception

Operating Activities:
Net Income (loss)	$(12,855)	$(592,051)	$(17,699,352)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:		—
Common stock issued as compensation and interest	—	2,700	4,427,358
Amortization of beneficial conversion feature	2,309	17,559	168,102
Impairment loss	—	—	12,924,445
Amortization	—	—	305,555
Non-cash expense - default on convertible notes	—	—	38,500
Forgiveness of debt	—	—	(840,000)
Changes in net assets and liabilities-
Prepaid expenses	—	556,875	—
Accounts payable and accrued liabilites	10,546	(16,455)	56,315

Net Cash Used in Operating Activities	—	(31,372)	(619,077)

Investing Activities:
Acquisition and costs of intangible assets	—	—	(610,000)

Net Cash Used in Investing Activities	—	—	(610,000)

Financing Activities:
Proceeds from issuance of common stock	—	—	572,486
Proceeds from convertible note payable	—	—	225,000
Proceeds from debt	—	—	350,000
Payment of debt	—	—	(10,000)
Proceeds from stockholder loans	—	30,748	752,187
Payment of stockholder loans	—	—	(659,995)

Net Cash Provided by Financing Activities	—	30,748	1,229,678

Net (Decrease) Increase in Cash	—	(624)	601

Cash - Beginning of Period	601	624	—

Cash - End of Period	$601	$—	$601

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for acquired technology	$—	$—	$4,000,000
Obligation payable for acquired technology	$—	$—	$850,000
Stock issued to settle convertible debts	$—	$45,000	$148,000
Issuance of common stock for investments	$—	$—	$7,770,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the periods ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On December 15, 2011, the Company entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Company to the Assignor. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at March 31, 2013.

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

During 2012 the Company determined that the carrying value of the investments may not be recoverable. Therefore, the Company recorded an allowance for impairment to reduce the carrying value to zero.

(5)  Convertible Notes Payable

On June 7, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on March 7, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. $18,000 of principal on the note was paid by conversion to shares. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on August 18, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on January 27, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of March 31, 2013 and December 31, 2012, the balance of convertible notes payable was $115,500 and $113,191 net of unamortized discounts of $0 and $2,309, respectively.

For the three months ended March 31, 2013 the Company has recognized $7,046 in interest expense related to the notes and has amortized $2,309 of the beneficial conversion features which has been recorded as interest expense.

(6)  Long-Term Debt

As disclosed in note 4, the Company entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Company to the Assignor. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at March 31, 2013. The payments are due as follows:

May 2012 (past due) $50,000

November 2012(past due) $100,000

November 2013$100,000

November 2014 $100,000

(7)  Common Stock

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

On June 16, 2010, the Company entered into agreements with unrelated third-party consultants.  As payment for the consultant’s past services, the Company issued 10,833 (post reverse stock split) shares of its unregistered common stock on said date valued at $13,975. The fair value of the unregistered shares was determined based on comparable sales.

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

On January 4, 2012, the Company raised $8,500 and issued 8,500,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2013 the investment was receivable.

On January 13, 2012, the Company raised $16,760 and issued 16,760,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2013 the investment was receivable.

On February 21, 2012, the Company raised $19,730 and issued 19,730,000 shares of its common stock, with a purchase price $0.001 per share, to investors. As of March 31, 2013 the investment was receivable.

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

(8)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2013 and 2012 was as follows (assuming a 23% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Net income	$—	$—
Non-deductible expenses	—	—
Taxable income	—	—

Net operating loss carryforward	—	—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$2,957	$136,172
Non-deductible expenses	(531)	(4,039)
Change in valuation allowance	(2,426)	(132,133)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of March 31, 2013 and December 31, 2012, as follows:

	2013	2012

Loss carryforwards	$1,059,565	$1,057,140
Less - Valuation allowance	(1,059,565)	(1,057,140)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2013 and December 31, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013, the Company had approximately $4,607,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(9)  Related Party Transactions

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

As of March 31, 2013 and December 31, 2012 the Company owed $92,194 to Directors, officers, and principal stockholders of the Company for working capital loans. The loans are unsecured, non-interest bearing, and have no terms for repayment.

(10)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

(11)  Equity Purchase Agreement

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

For a description of such risks and uncertainties refer to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 29, 2013. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

Results of Operations For the three months ended March 31 2013

Revenues

The Company did not generate any revenues for the   three months ended March 31 2013, or March 31 2012

During the three months ended March 31 2013 and March 31 2012 , total operating expenses were $3,500 and $573,747, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation expense  for consulting expenses in relation to the  business operations and  development .

Net loss

During the three months ended March 31 2013, and 2012 the net loss was $12,855 and $592,051  respectively.

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

Liquidity and Capital Resources

Our cash balance as of March 31 2013 was $600. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

None

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

ADAMA TECHNOLOGIES CORPORATION

Date: May 20 2013	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Executive Officer, President and
Director (Principal Executive Officer)

Date: May 20 2013	By:	/s/ Asher Zwebner
Name: Asher Zwebner
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

