Form 10-Q
period 2013-06-30
Adama Technologies Corp
filed 2013-08-19
CIK 1422222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended June 30 2013

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

1365 N. Courtenay Parkway, Suite A

Merritt Island, FL 32953

 (Address of principal executive offices)

(321) 452-9091

(Issuer's telephone number)

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

Large accelerated filer               [   ]                                                      Accelerated filer                                 [   ]

Non-accelerated filer                  [   ]                                                      Smaller reporting company                [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [ X ]

As of August 19, 2013, 328,851,197 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 500,000,000 common shares authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

PART I

Page

Item 1. Financial Statements F-1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3

Item 3 Quantitative and Qualitative Disclosures About Market Risk

6

Item 4 Controls and Procedures

6

PART II

Item 1. Legal Proceedings

7

Item IA. Risk Factors

7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

7

Item 3. Defaults Upon Senior Securities

8

Item 4. Submission of Matters to a Vote of Security Holders

8

Item 5. Other Information

8

Item 6. Exhibits

8

  Signatures

8

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2013

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Current Assets
Cash	$ 601	$ 601
Total Current Assets	601	601
Other Assets
Investments	8,170,000	8,170,000
Allowance for impairment loss	(8,170,000)	(8,170,000)
Total Other Assets	-	-
Total Assets	$ 601	$ 601
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	70,733	45,769
Loans from related parties - Directors and stockholders	93,194	92,194
Convertible notes payable, net of discount	105,500	113,191
Current maturities of long-term debt	250,000	250,000
Total Current Liabilities	519,427	501,154

Long-term debt	100,000	100,000

Total Liabilities	619,427	601,154
Stockholder's Equity (Deficit)
Common Stock, $0.0001 par value, 500,000,000 shares authorized
324,017,864 and 439,851,197 shares issued and outstanding	32,402	43,982
Additional paid in capital	17,108,532	17,086,952
Stock subscriptions receivable	(44,990)	(44,990)
Deficit accumulated during the development stage	(1771447710)	(17,686,497)
Total Equity	(618,826)	(600,553)
Total Liabilities and Stockholders' Equity	$ 601	$ 601

22Total Liabilities and Stockholders' Deficit	$ 601	$ 601

The accompanying notes to financial statements are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative from
	2013	2012	2013	2012	Inception
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses:
General and administrative
Professional fees	-	19,678	3,500	36,520	264,969
Legal-incorporation	-	-	-	-	2,200
Consulting	-	568,375	-	1,125,250	4,744,092
Travel	-	5,000	-	5,000	22,890
Amortization	-	-	-	-	305,555
Rent	-	-	-	-	4,520
Impairment loss	-	-	-	-	12,804,445
Franchise tax	-	-	-	-	3,500
Other general and administrative expenses	7,372	105	7,372	136	36,643
Total Expenses	7,372	593,158	(10,872)	1,166,906	18,308,814
Net loss before other income (expense)	(7,372)	(593,158)	(10,872)	(1,166,906)	(18,308,814)
Other income (expense)
Foreign currency transaction gains	-	-	-	-	2,769
Forgiveness of debt	-	-	-	-	840,000
Foreign currency transaction losses	-	-	-	-	(4,520)
Interest expense	(8,046)	(15,235)	(17,401)	(33,539)	(244,205)
Net loss before income taxes	(15,418)	(608,393)	(28,273)	(1,200,445)	(17,714,771)
Income tax expense	-	-	-	-
Net Loss	$ (15,418)	$ (608,393)	$ (28,273)	$ (1,200,445)	$ (17,714,771)
Net loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ 0.00	$ (0.01)
Weighted average number of shares outstanding during the period - basic and diluted	439,851,197	111,676,393	439,851,197	101,659,169

The accompanying notes to financial statements are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Cumulative from Inception
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Income (loss)	$ (28,273)	$ (1,200,445)	$ (17,714,770)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	14,200	4,427,358
Amortization of beneficial conversion feature	2,309	31,218	168,102
Impairment loss	(120,000)	-	12,924,445
Amortization	-	-	305,555
Non-cash expense - default on convertible notes	-	-	-
Forgiveness of debt	-	-	(840,000)
Prepaid expenses	-	1,113,750	-
Accounts payable and accrued liabilities	24,964	(11,995)	109,232
Net Cash Used in Operating Activities	(1,000)	(53,272)	(620,078)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and costs of intangible assets	-	-	(610,000)
Net Cash Provided by Investing Activities	-	-	(610,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	572,486
Proceeds from convertible notes payable	-	32,500	225,000
Proceeds from debt	-	-	340,000
Payment of debt	-	-	(10,000)
Proceeds from stockholder loans	1,000	40,748	753,188
Payment of stockholder loans	-	(20,000)	(659,995)
Net Cash Provided by Financing Activities	1,000	53,248	1,230,679
Net Increase (decrease) in Cash	-	(24)	601
Cash and cash equivalents, beginning of period	601	624	-
Cash and cash equivalents, end of period	$ 601	$ 600	$ 601
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Issuance of common stock for acquired technology	$ -	$ -	$ 4,000,000
Obligation payable for acquired technology	$ -	$ -	$ 850,000
Stock issued to settle convertible debts	$ -	$ 65,700	$ 148,000
Issuance of common stock for investments	$ -	$ -	$ 7,770,000

The accompanying notes to financial statements are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corporation (“Adama Technologies” or the “Company”) is a Delaware corporation in the development stage of its operations. The Company was incorporated under the laws of the State of Delaware on September 17, 2007.

The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings per Common Share

Basic earnings per share are computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizeability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

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

Note 2  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

Note 3  Investments

Brownfield Remediation

On October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement, Solucorp granted the Company an exclusive worldwide license of its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. The Company was also granted a non-exclusive license for use of the MBS Process for the remediation of contaminated sites and superfund-like sites. The term of the Agreement is 15 years.  In consideration for the rights granted under the Agreement, the Company issued 29,633 shares (post reverse stock split) of its common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 was payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement. During 2011 the Company paid $160,000 of the agreed sum. The exclusive rights under the agreement have been terminated and the remaining $840,000 obligation was written off.  During the year ended December 31, 2009, the Company recorded an impairment loss for the full value of the acquired technology.

YGE Mining

On November 21, 2011, the Company entered into a stock purchase agreement to purchase 477 shares of YGE Mining PLC. As payment for the 477 shares of YGE Mining PLC, the Company issued 20,000,000 shares of its unregistered common stock valued at $3,400,000.  The transaction closed on December 8, 2011.  On December 31, 2011, the Company wrote off the entire investment as an impairment loss.  Current management is initiating an investigation into the circumstances of the acquisition and immediate write-off of this investment in December 2011 to determine if the transaction was valid, entered into in good faith and whether it can be rescinded.

Harrison Lake

On December 15, 2011, the Company entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which Ansalt assigned to the Company its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange for the issuance of 25,000,000 shares of restricted common stock of the Company. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at June 30, 2013.  The transaction closed and was recorded on the Company books on December 31, 2011.  On December 31, 2011, the Company also wrote off the entire investment as an impairment loss.  Current management is initiating an investigation into the circumstances of the acquisition and immediate write-off of this investment in December 2011 to determine if the transaction was valid, entered into in good faith and whether it can be rescinded.

MineSadco

Effective July 9, 2012, the Company entered into a Mineral Property Acquisition Agreement with MineSadco S.A., an Ecuadorian company. MineSadco was the owner of an undivided, 100% interest in a certain mineral property located in Canton Portovelo, El Oro Province, in the South of Ecuador. Pursuant to the terms of the agreement, the Company acquired the rights to commercially exploit 100% of the mineral rights to the Property for a period of twenty years. In consideration, the Company issued 120,000,000 restricted shares of its common stock to MineSadco at closing of the acquisition on July 15, 2012. In addition, if within eighteen months from the closing date certain production millstones will be completed, MineSadco will be entitled to additional shares representing up to 55% of the Company’s diluted capital at the closing date. At December 31, 2012 the Company determined that the carrying value of the investments may not be recoverable. Therefore, the Company recorded an allowance for impairment to reduce the carrying value to zero at December 31, 2012.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

Note 3  Investments (continued)

Effective June 30, 2013, the Company agreed with MineSadco to rescind the acquisition transaction.  Accordingly, the 120,000,000 shares of common stock issued to MineSadco have been cancelled at June 30, 2013, and the impairment loss recorded at December 31, 2012 in the amount of $120,000 has been recovered and is reflected as Additional paid-in capital for the quarter ended June 30, 2013.

 Note 4 Convertible Notes Payable

On June 7, 2011, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 7, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. $28,000 of principal on the note has been paid by conversion to shares.  A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  The remaining principal balance on the note is $11,750

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of June 30, 2013 and December 31, 2012, the balance of convertible notes payable was $105,500 and $113,191 net of unamortized discounts of $0 and $2,309, respectively.

For the three months ended June 30, 2013 the Company has recognized $8,046 in interest expense related to the notes. The beneficial conversion features have been fully amortized in prior periods as interest expense.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

Note 5  Long-Term Debt

As disclosed in note 4, the Company entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Company to the Assignor. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at June 30, 2013. The payments are due as follows:

May 2012 (past due)

$  50,000

November 2012(past due)

$100,000

November 2013

$100,000

November 2014

$100,000

The Company is investigating the transaction under which the liability was incurred to determine if the transaction should be rescinded.  No payments will be made on the note until that investigation has been completed.

Note 6  Common Stock

During the quarter ended June 30, 2013, $10,000 in principal amount of a convertible promissory note was converted into 4,166,167 common shares, increasing the number of shares issued and outstanding to 444,017,864 shares.  Effective June 30, 2013, the Company rescinded an acquisition transaction by agreement, resulting in the cancellation of 120,000,000 previously issued common shares, reducing the total shares outstanding to 324,017,864 at June 30, 2013

Note 7  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 was as follows (assuming a 23% effective tax rate):

	2013	2012
Current Tax Provision
Net income	$ -	$ -
Non-deductible expenses	-	-
Taxable income	-	-
Net operating loss carry-forward	-	-
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$ -	$ 136,172
Non-deductible expenses	-	(4,039)
Change in valuation allowance	-	(132,133)
Total deferred tax provision	$ -	$ -

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

Note 7  Income Taxes (Continued)

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012, as follows:

	2013	2012
Loss carry-forwards	$ 1,035,556	$ 1,057,140
Less-Valuation allowance	(1,035,556)	(1,057,140)
Total net deferred assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2013 and December 31, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of June 30, 2013, the Company had approximately $4,502,418 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. There are no pending audits or reviews known to the Company of any tax return filed in the United States. All tax years for calendar year 2009 and earlier are closed by expiration of the statute of limitations.

Note 8  Related Party Transactions

As of June 30, 2013 and December 31, 2012 the Company had recorded advances from directors, officers and principal shareholders totaling $93,194 and $92,194 for payment of expenses, respectively.  The advances are undocumented, there are no agreed repayments terms, obligations or interest, and the Company considers the advances to be capital contributions.

Note 9  Concentration of Credit Risk

The Company’s cash and cash equivalents are held in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.  The total bank funds will be transferred to a United States banking institution as soon as possible.

Note 10  Equity Purchase Agreement

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “Adama, the ”Company,” “we,” “our” or “us” refer to Adama Technologies Corporation, unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 29, 2013. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on September 17, 2007 as 1 Lane Technologies Corporation and are a development stage company. On February 27, 2009, our corporate name was changed to Adama Technologies Corporation to better reflect our proposed business activities.  We acquired the rights to a patent- pending technology upon which a unique wireless data platform is built. On October 27, 2008, we abandoned the business relating to the patent technology and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology.

Our principal executive offices were located at 76/7 Zalman Shazar Street, Hod Hasharon, Israel, but were relocated in June 2013 to 1365 North Courtenay Parkway, Merritt Island, Florida in space leased to a company in which our new CEO, Michael Gelmon, is also President and CEO.  We are being provided this space for no additional charge Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.  Our fiscal year end is December 31.

Our Business

Brownfield Remediation

On October 27, 2008, we entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement, Solucorp granted us an exclusive worldwide license to its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. We also were granted a non-exclusive license for use of the MBS Process for the remediation of contaminated sites and superfund-like sites. The term of the Agreement is 15 years.  In consideration for the rights granted under the Agreement, we issued 29,633 shares (post reverse stock split) of common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 was payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement. During 2011 we paid $160,000 of the agreed sum. The exclusive rights under the agreement have been terminated and the remaining $840,000 obligation was written off.  During the year ended December 31, 2009, we recorded an impairment loss for the full value of the acquired technology.

YGE Mining

On November 21, 2011, we entered into a stock purchase agreement to purchase 477 shares of YGE Mining PLC. As payment for the 477 shares of YGE Mining PLC, we issued 20,000,000 shares of unregistered common stock valued at $3,400,000.  The transaction closed on December 8, 2011.  On December 31, 2011, we wrote off the entire investment as an impairment loss.  Our current management is initiating an investigation into the circumstances of the acquisition and immediate write-off of this investment in December 2011 to determine if the transaction was valid, entered into in good faith and whether it can be rescinded.

Harrison Lake

On December 15, 2011, we entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Ansalt assigned its 90% interest in the Harrison Lake (Talc) Creek Magnesium property to us in exchange for the issuance of 25,000,000 shares of restricted common stock. As part of the transaction, we assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000, of which $350,000 remained payable at June 30, 2013.  The transaction closed and was recorded on our books on December 31, 2012. On December 31, 2011, we also wrote off the entire investment as an impairment loss.  Our current management is initiating an investigation into the circumstances of the acquisition and immediate write-off of this investment in December 2011 to determine if the transaction was valid, entered into in good faith and whether it can be rescinded.

MineSadco

Effective July 9, 2012, we entered into a Mineral Property Acquisition Agreement with MineSadco S.A., an Ecuadorian company. MineSadco was the owner of an undivided, 100% interest in a certain mineral property located in Canton Portovelo, El Oro Province, in the South of Ecuador. Pursuant to the terms of the agreement, we acquired the rights to commercially exploit 100% of the mineral rights to the property for a period of twenty years. As consideration, we issued 120,000,000 restricted shares of common stock to MineSadco at closing of the acquisition on July 15, 2012. At December 31, 2012 we determined that the carrying value of the investments may not be recoverable. Therefore, we recorded an allowance for impairment to reduce the carrying value to zero at December 31, 2012.

Effective June 30, 2013, we agreed with MineSadco to rescind the acquisition transaction.  Accordingly, the 120,000,000 shares of common stock issued to MineSadco have been cancelled at June 30, 2013, and the impairment loss recorded at December 31, 2012 in the amount of $120,000 has been recovered and is reflected as Additional paid-in capital for the quarter ended June 30, 2013.

Employees

Other than our current directors and officers, we have no employees at June 30, 2013.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended June 30 2013 and 2012

Revenues

The Company did not generate any revenues from operations for the three months ended June 30 2013 or 2012

During the three months ended June 30 2013 and June 30 2012, total operating expenses were $7,372 and $593,158, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended June 30 2013, and 2012 the net loss was $(15,418) and ($608,393) respectively.  The net loss the quarter ended June 30, 2103 was the result of accounting and transfer agent fees.

Results of operations for the six months ended June 30 2013 and 2012

Revenues

The Company did not generate any revenues from operations for the six months ended June 30 2013, or June 30 2012

During the six months ended June 30 2013 and June 30 2012, total operating expenses were $10,872 and $1,166,906, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation expense for consulting expenses in relation to the business operations and development.

Net loss

During the six months ended June 30 2013, and 2012 the net income (loss) was $91,727 and ($1,200,445), respectively. The net loss of ($28,273)for the six months ended June 30, 2103 was the result of the accounting and transfer agent expenses and interest

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Liquidity and Capital Resources

Our cash balance as of June 30 2013 was $600. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of June 30, 2013 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that we file or submit under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and
●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of June 30, 2013, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three and six months ended June 30, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●

Due to a significant number and magnitude of out-of-period adjustments identified during the quarter-end closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively. A material weakness in the quarter-end financial reporting process could result in our not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

●

There is no system in place to review and monitor internal control over financial reporting. This is due to our maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2013, the holder of an previously issued convertible promissory note elected to convert $10,000 in principal amount due on the note, into 4,166,667 common shares.  T he shares were issued to the holder as free trading shares, based on Rule 144.

There were no other sales of any equity securities during the quarter ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

Three convertible promissory notes issued in June 7, 2011, November 15, 2011 and April 17, 2012, have been declared in default by letter dated January 10, 2013.    According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the three notes as of June 30, 2013 was $105,500.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On August 8, 2013, the holder of three convertible promissory notes issued June 7, 2011, November 15, 2011 and April 17, 2012, elected to convert $11,750 in principal and $1,300 in accrued interest on the June 7, 2011 note, into 4,833,333 common shares.  As a result, the June 7, 2011 note is now fully converted and paid, and the balance on the remaining two convertible notes has been reduced to $93,750.

Item 6. Exhibits

31       Certification of Principal Executive and Financial Officer pursuant to Section 302 of  the Sarbanes-Oxley Act

32     Certification of Principal Executive and Financial Officer pursuant to Section 906 of  the Sarbanes-Oxley (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2013

ADAMA TECHNOLOGIES CORPORATION

By:     /s/ Michael Gelmon

      Michael Gelmon

      Chairman and CEO

8