Form 10-Q
period 2013-09-30
Adama Technologies Corp
filed 2013-11-19
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended September 30, 2013

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

Yes [ ]  No [ X ]

As of November 19, 2013, 333,017,864 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 500,000,000 common shares authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

PART I

Page

Item 1. Financial Statements

F-1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3

Item 3 Quantitative and Qualitative Disclosures About Market Risk

6

Item 4 Controls and Procedures

6

PART II

Item 1. Legal Proceedings

7

Item IA. Risk Factors

8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

8

Item 3. Defaults Upon Senior Securities

8

Item 4. Submission of Matters to a Vote of Security Holders

8

Item 5. Other Information

8

Item 6. Exhibits

8

  Signatures

8

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Current Assets
Cash	$ 601	$ 601
Total Assets	$ 601	$ 601
Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	105,660	45,769
Loans from related parties - Directors and stockholders	30,000	92,194
Convertible notes payable, net of discount	93,750	113,191
Current maturities of long-term debt	-	250,000
Total Current Liabilities	229,410	501,154

Long-term debt	-	100,000

Total Liabilities	229,410	601,154
Stockholder's Equity (Deficit)
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 439,851,197 shares issued and outstanding at 9/30/2013 and 12/31/2012, respectively	32,885	43,982
Additional paid in capital	17,564,292	17,086,952
Stock subscriptions receivable	(44,990)	(44,990)
Deficit accumulated during the development stage	(17,780,997)	(17,686,497)
Total Equity	(218,809)	(600,553)
Total Liabilities and Stockholders' Equity	$ 601	$ 601

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from
	2013	2012	2013	2012	Inception
Revenues	$ -	$ -	$ -	$ -	$ -
Expenses:
General and administrative
Professional fees	-	12,500	3,500	49,020	264,969
Legal-incorporation	-	-	-	-	2,200
Consulting	60,000	547,500	60,000	1,672,750	4,804,092
Travel	-	-	-	5,000	22,890
Amortization	-	-	-	-	305,555
Rent	-	-	-	-	4,520
Impairment loss	-	-	-	-	12,924,445
Franchise tax	-	-	-	-	3,500
Other general and administrative expenses	245	-	7,617	135	36,890
Total Expenses	60,245	560,000	71,117	1,726,905	18,369,061
Net loss before other income (expense)	(60,245)	(560,000)	(71,117)	(1,726,905)	(18,369,061)
Other income (expense)
Foreign currency transaction gains	-	-	-	-	2,769
Forgiveness of debt	-	-	-	-	840,000
Foreign currency transaction losses	-	-	-	-	(4,520)
Interest expense	(5,981)	(13,608)	(23,382)	(47,147)	(250,185)
Net loss before income taxes	(66,226)	(573,608)	(94,499)	(1,774,052	(17,780,997)
Income tax expense	-	-	-	-
Net Loss	$ (66,226)	$ (573,608)	$ (94,499)	$ (1,774,052)	$ (17,780,997)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)
Weighted average number of shares outstanding during the period - basic and diluted	326,276,922	251,681,224	399,996,431	107,489,687

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Cumulative from Inception
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Income (loss)	$ (94,499)	$ (1,774,052)	$ (17,780,996)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	44,200	4,427,358
Amortization of beneficial conversion feature	2,309	43,497	168,102
Impairment loss	-	-	12,924,445
Amortization	-	-	305,555
Non-cash expense - default on convertible notes	-	-	-
Forgiveness of debt	31,300	-	(808,700)
Prepaid expenses	-	1,631,250	-
Accounts payable and accrued liabilities	59,890	(6,667)	144,158
Net Cash Used in Operating Activities	(1,000)	(61,772)	(620,078)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and costs of intangible assets	-	-	(610,000)
Net Cash Provided by Investing Activities	-	-	(610,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	572,486
Proceeds from convertible notes payable	-	32,500	225,000
Proceeds from debt	-	-	350,000
Payment of debt	-	-	(10,000)
Proceeds from stockholder loans	1,000	49,248	753,188
Payment of stockholder loans	-	(20,000)	(659,995)
Net Cash Provided by Financing Activities	1,000	61,748	1,230,679
Net Increase (decrease) in Cash	-	(24)	601
Cash and cash equivalents, beginning of period	601	624	-
Cash and cash equivalents, end of period	$ 601	$ 600	$ 601
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Issuance of common stock for acquired technology	$ -	$ -	$ 4,000,000
Obligation payable for acquired technology	$ -	$ -	$ 850,000
Stock issued to settle convertible debts	$ 31,750	$ 65,700	$ 179,750
Issuance of common stock for investments	$ -	$ 120,000	$ 7,770,000

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

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

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of September 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013, and the results of its operations and its cash flows for the periods ended September 30, 2013 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

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

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

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

Harrison Lake

On December 15, 2011, the Company entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which Ansalt assigned to the Company its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange for the issuance of 25,000,000 shares of restricted common stock of the Company. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at June 30, 2013.  The transaction closed and was recorded on the Company books on December 31, 2011.  On December 31, 2011, the Company also wrote off the entire investment as an impairment loss.  Current management has rescinded this transaction and the entire debt has been recorded to additional paid-in capital..

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

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

Note 3  Investments (continued)

Effective June 30, 2013, the Company agreed with MineSadco to rescind the acquisition transaction.  Accordingly, the 120,000,000 shares of common stock issued to MineSadco have been cancelled at September 30, 2013, and the impairment loss recorded at December 31, 2012 in the amount of $120,000 has been recovered and is reflected as Additional paid-in capital for the quarter ended September 30, 2013.

 Note 4 Convertible Notes Payable

On September 7, 2011, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 7, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. $28,000 of principal on the note has been paid by conversion to shares.  A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  This note has been fully converted as of September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, the balance of convertible notes payable was $93,750 and $113,191 net of unamortized discounts of $0 and $2,309, respectively.

For the three months ended September 30, 2013 the Company has recognized $5,981 in interest expense related to the notes. The beneficial conversion features have been fully amortized in prior periods as interest expense.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

Note 5  Long-Term Debt

As disclosed in note 4, the Company entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Assignor assigned to the Registrant its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Company to the Assignor. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at September 30, 2013. The payments were due as follows:

May 2012 (past due)

$  50,000

November 2012(past due)

$100,000

November 2013

$100,000

November 2014

$100,000

The acquisition transaction has been rescinded and the loan balance of $350,000 has been recorded to paid-in capital.

Note 6  Common Stock

During the quarter ended September 30, 2013, the Company issued 4,833,333 shares of common stock on conversion of a convertible note in the amount of $11,750 in principal and $1,300 in accrued interest on a convertible note dated September 7, 2011.  The note has been fully converted and has been paid off. As a result, total shares outstanding  at September 30, 2013 was  333,017,864.

Note 7  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2013 and 2012 was as follows (assuming a 23% effective tax rate):

	2013	2012
Current Tax Provision
Net income	$ -	$ -
Non-deductible expenses	-	-
Taxable income	-	-
Net operating loss carry-forward	-	-
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$ -	$ 136,172
Non-deductible expenses	-	(4,039)
Change in valuation allowance	-	(132,133)
Total deferred tax provision	$ -	$ -

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

Note 7  Income Taxes (Continued)

The Company had deferred income tax assets as of September 30, 2013 and December 31, 2012, as follows:

	2013	2012
Loss carry-forwards	$ 1,035,556	$ 1,057,140
Less-Valuation allowance	(1,035,556)	(1,057,140)
Total net deferred assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2013 and December 31, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2013, the Company had approximately $4,502,418 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

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

Note 8  Related Party Transactions

As of June 30, 2013 and December 31, 2012 the Company had recorded advances from directors, officers and principal shareholders totaling $93,194 for payment of expenses.  The advances are undocumented, there are no agreed repayment terms, obligations or interest, and the Company considers the advances to be capital contributions.  The full balance of $93,194 has been recorded as Additional paid-in capital.

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

Our Business

Brownfield Remediation

On October 27, 2008, we entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement; Solucorp granted us an exclusive worldwide license to its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. We also were granted a non-exclusive license for use of the MBS Process for the remediation of contaminated sites and superfund-like sites. The term of the Agreement is 15 years.  In consideration for the rights granted under the Agreement, we issued 29,633 shares (post reverse stock split) of common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 was payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement. During 2011 we paid $160,000 of the agreed sum. The exclusive rights under the agreement have been terminated and the remaining $840,000 obligation was written off.  During the year ended December 31, 2009, we recorded an impairment loss for the full value of the acquired technology.

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

Harrison Lake

On December 15, 2011, we entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Ansalt assigned its 90% interest in the Harrison Lake (Talc) Creek Magnesium property to us in exchange for the issuance of 25,000,000 shares of restricted common stock. As part of the transaction, we assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000, of which $350,000 remained payable at September 30, 2013.  The transaction closed and was recorded on our books on December 31, 2012. On December 31, 2011, we also wrote off the entire investment as an impairment loss.  Our current management is initiating an investigation into the circumstances of the acquisition and immediate write-off of this investment in December 2011 to determine if the transaction was valid, entered into in good faith and whether it can be rescinded.

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

Effective September 30, 2013, we agreed with MineSadco to rescind the acquisition transaction.  Accordingly, the 120,000,000 shares of common stock issued to MineSadco have been cancelled at September 30, 2013, and the impairment loss recorded at December 31, 2012 in the amount of $120,000 has been recovered and is reflected as Additional paid-in capital for the quarter ended September 30, 2013.

Employees

Other than our current directors and officers, we have no employees at September 30, 2013.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended September 30, 2013 and 2012

Revenues

The Company did not generate any revenues from operations for the three months ended September 30 2013 or 2012

During the three months ended September 30 2013 and September 30 2012, total operating expenses were $60,246 and $560,000, respectively. The operating expenses were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended September 30 2013, and 2012 the net loss was $66,226 and $573,608 respectively.  The net loss the quarter ended September 30, 2103 was the result of consulting expenses in relation to the business operations and development.

Results of operations for the nine months ended September 30, 2013 and 2012

Revenues

The Company did not generate any revenues from operations for the nine months ended September 30 2013, or September 30, 2012

During the nine months ended September 30 2013 and September 30 2012, total operating expenses were $71,118 and $1,726,905, respectively. The operating expenses were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation expense for consulting expenses in relation to the business operations and development.

Net loss

During the nine months ended September 30 2013, and 2012 the net loss was $94,499 and $1,774,052, respectively. The net loss of $94,499 for the nine months ended September 30, 2103 was the result of consulting expenses in relation to the business operations and development.

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

Liquidity and Capital Resources

Our cash balance as of September 30 2013 was $601. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of September 30, 2013 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of September 30, 2013, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three and nine months ended September 30, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On October 25, 2012,JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior episodic filings, seeks to recover $45,395 in a cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action, we are now in default in this action and plaintiff is seeking entry of a default judgment.  Current management has engaged with plaintiff and is attempting to reach an amicable resolution of the matter.

There are no other known pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any other pending legal proceedings.

7

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2013, the Company issued 4,833,333 shares of common stock on conversion of a convertible note in the amount of $11,750 in principal and $1,300 in accrued interest on a convertible note dated September 7, 2011.  The note has been fully converted and has been paid off. As a result, total shares outstanding  at September 30, 2013 was  333,017,864.

There were no other sales of any equity securities during the quarter ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

Three convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, have been declared in default by letter dated January 10, 2013.    According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the three notes as of September 30, 2013 was $93,750 and the September 17, 2011 notes has been fully discharged as of September 30, 2013..

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On August 8, 2013, the holder of three convertible promissory notes issued September 7, 2011, November 15, 2011 and April 17, 2012, elected to convert $11,750 in principal and $1,300 in accrued interest on the September 7, 2011 note, into 4,833,333 common shares.  As a result, the September 7, 2011 note is now fully converted and paid, and the balance on the remaining two convertible notes has been reduced to $93,750.

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

November 19, 2013

ADAMA TECHNOLOGIES CORPORATION

By:     /s/ Michael Gelmon

      Michael Gelmon

      Chairman and CEO

8