Form 10-K
period 2013-12-31
Adama Technologies Corp
filed 2014-04-15
CIK 1422222

_____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-148910

ADAMA TECHNOLOGIES CORP.

 (Exact name of Company as specified in its charter)

Delaware	98-0552470
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

           1365 N. Courtenay Parkway, Suite A, Merritt Island, FL

   32953

                                 (Address of principal executive offices)

  (Zip Code)

Company’s telephone number, including area code: 321-452-9091

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐ No  ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐ No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Company’s most recently completed fiscal quarter.

Approximately $1,315,000 based upon $.004 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

The number of shares of the issuer’s common stock issued and outstanding as of December 31, 2013 was 328,851,197 shares.

TABLE OF CONTENTS

i

ADAMA TECHNOLOGIES CORP

Annual Report on Form 10-K for the

Year Ended December 31, 2013.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K for Adama Technologies Corp. (the “Company”) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

Item 1.  Business.

HISTORY OF OUR COMPANY

Adama Technologies Corp. was incorporated in Delaware on September 19, 2007 and we are a development stage company. On November 25, 2007 we executed an exclusive worldwide patent-pending sale agreement with the inventor of a patent-pending technology (Patent Application Number: 11/720,518) and planned to use that technology (security systems for mobile vehicles, trucks, and shipping containers) to create a unique wireless data platform to support minute by minute data transmissions.  We completed a public offering of our common stock in the first half of 2008, raising aggregate gross proceeds of $90,000 pursuant to a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on February 19, 2008.  A private placement of common stock was later completed on July 3, 2008, raising aggregate gross proceeds of $90,000 from 22 investors.  On July 28, 2008 we implemented a 5 for 1 forward stock split.  On October 27, 2008 we executed an exclusive Brownfield License Agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology. On October 28, 2011, the Company initiated a reverse stock split on its common stock of 300-1 which became effective on October 28, 2011. The authorized shares of the Company did not change.

In June, 2013, we relocated our corporate offices to Florida and initiated the process of changing our corporate place of incorporation from Delaware to Florida by a vote of our Board of Directors.  That process is still underway and is expected to be completed in the current fiscal year.

Our principal executive offices are now located at 1365 N. Courtenay Parkway, Suite A, Merritt island, Florida 32953, in offices provided by an independent consulting firm as part of a contractual administrative and financial consulting agreement. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

Our Business

Brownfield Remediation

On October 27, 2008, we entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement, Solucorp granted us an exclusive worldwide license of its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. We were also granted a non-exclusive license for use of the MBS Process for the remediation of contaminated sites and superfund-like sites. The term of the Agreement was 15 years.  In consideration for the rights granted under the Agreement, we issued 29,633 shares (post reverse stock split) of our common stock to Solucorp, valued in the amount of $4,000,000. In addition, the sum of $1,000,000 was payable to Solucorp within 12 months of October 27, 2008 according to an amendment to the original agreement. During the year ended December 31, 2009, the Company recorded an impairment loss for the full value of the acquired technology. During 2011 we paid $160,000 of the agreed sum due for the acquisition. The exclusive rights under the agreement have now been terminated and the remaining $840,000 obligation has been cancelled and written off.

YGE Mining

On November 21, 2011, we entered into a stock purchase agreement to purchase 477 shares of YGE Mining PLC. As payment for the 477 shares of YGE Mining PLC, we issued 20,000,000 shares of our unregistered common stock valued at $3,400,000.  The transaction closed on December 8, 2011.  On December 31, 2011, the Company wrote off the entire investment as an impairment loss.  In July, 2013, current management initiated an investigation into the circumstances of the acquisition and immediate write-off of this investment in December 2011 by prior management to determine if the transaction was valid, entered into in good faith and whether it should be rescinded and cancelled.

Harrison Lake

On December 15, 2011, we entered into an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which Ansalt assigned to us its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange for the issuance of 25,000,000 shares of restricted common stock. As part of the transaction, we assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000, of which $350,000 remained payable at June 30, 2013.  The transaction closed and was recorded on the Company books on December 31, 2011.  On December 31, 2011, we also wrote off the entire investment as an impairment loss.  Current management rescinded and cancelled this transaction during the quarter ended September 30, 2013 and the entire debt has been recorded to additional paid-in capital.

MineSadco

Effective July 9, 2012, we entered into a Mineral Property Acquisition Agreement with MineSadco S.A., an Ecuadorian company, the owner of an undivided, 100% interest in a certain mineral property located in Canton Portovelo, El Oro Province, Ecuador. Pursuant to the terms of the agreement, we acquired the rights to commercially exploit 100% of the mineral rights to the property for a period of twenty years. In consideration, we issued 120,000,000 restricted shares of our common stock to MineSadco at closing of the acquisition on July 15, 2012. In addition, if within eighteen months from the closing date certain production millstones will be completed, MineSadco will be entitled to additional shares representing up to 55% of the Company’s diluted capital at the closing date. At December 31, 2012 the Company determined that the carrying value of the investments may not be recoverable and recorded an allowance for impairment to reduce the carrying value to zero at December 31, 2012.

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

Employees

Other than our current directors and officers, we have no other full time or part-time employees however the Company has various consultants. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months, unless we complete a planned merger, as discussed in Other Matters.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information called for by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Our executive offices are located at 1365 N. Courtenay Parkway, Suite A, Merritt island, Florida 32953, in offices provided by an independent consulting firm as part of a contractual administrative and financial consulting agreement. We believe that this space is adequate for our current and immediately foreseeable operating needs.

ITEM 3.  LEGAL PROCEEDINGS.

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik, in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint was apparently served on former management but was never answered or otherwise responded to by former management and was never disclosed in our prior episodic filings.  The Plaintiff seeks to recover $45,395 in cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture to it of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action by prior management, a default was entered against us, and plaintiff is seeking entry of a default judgment.  Current management has engaged with plaintiff and is attempting to reach an amicable resolution of the matter.

There are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party adverse to the Company or has a material interest adverse to the Company. The Company’s has no property and is not the subject of any other pending legal proceedings.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be traded on the OTCQB Market, under the ticker symbol ADAC.

Holders

As of December 31, 2013, there were 328,851,197 shares of our common stock issued and outstanding, which were held by 195 stockholders of record.

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

Equity Compensation Plans

On July 22, 2009, the Company adopted the Stock Incentive Plan, pursuant which the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors, consultants and service providers of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 25,000,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan. The plan is administered by the Board.  The Plan complies with the provisions of Section 102(b)(2) of the Israeli Income Tax Ordinance (Capital Gain Option Transaction Through a Trustee) and any rules and regulation promulgated thereunder, including the Income Tax Rules (Tax Relief upon the Allotment of Shares to Employee), 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

From January 1, 2013 to December 31, 2013, the Company issued 9,000,000 shares of its common stock upon conversion of convertible debt of $21,753 and $1,300 of interest.

The transactions referred to in this section were exempt from registration pursuant to an exemption from registration provided by Rule 144 issued under the Securities Act of 1933, as amended. All proceeds of the loans underlying the notes later converted into common stock during the year were used to fund our operations.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 6.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a development stage company and have not generated any revenues to date.

We hold a non-exclusive license to certain technology used in the remediation of contaminated sites, pursuant to our agreement with Solucorp Industries Ltd. dated October 27, 2008. Management continues to pursue opportunities to implement this technology in the United States and elsewhere.

As a result of the change in our management in June, 2013, we have initiated discussions to acquire or merge with a technology company based in New York and hope to complete an agreement in the next few weeks.

Results of Operations

We have not generated any revenues to date.  Our expenses in the year ended December 31, 2013 amounted to $108,632, as compared to $2,509,484 for the year ended December 31, 2012. Expenses in 2013 were comprised primarily of third party consulting expenses and transfer agent fees.

Our net loss in the year ended December 31, 2013, amounted to $354,509 as compared to the net loss of $2,613,018 during the year ended December 31, 2012. Net loss in 2013 was comprised primarily of third party consulting expenses, interest, and derivative expense.

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for machinery, equipment, and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Liquidity and Capital Resources

We had no cash at December 31, 2013, as compared to cash in the amount of $601 on December 31, 2012, which amount was retained by prior management as payment of expenses.

There is no cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months, unless we initiate or acquire a new operating business.

On November 18, 2011, we signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum, was due on August 18, 2012 and is now in default.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into our common stock at a price equal to 55% of the average of the lowest three trading prices for the common stock during the ten day trading period prior to the notice of conversion.  As of August 18, 2012, this note was in default. According to the terms of the note, upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the note bears interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. As of December 31, 2012, the note balance was retroactively adjusted to 150% for the default which occurred on August 18, 2012.

On April 27, 2012, we signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on January 27, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into our common stock at a price equal to 58% of the average of the lowest three trading prices for the common stock during the ten day trading period prior to the notice of conversion. As of January 28, 2013, this note was in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. As of December 31, 2012, the note balance was retroactively adjusted to 150% for the default which occurred subsequent to December 31, 2012.

In accordance with ASC 470, we analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists for both notes.  We calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2013 and 2012, the balance of two convertible notes payable was $123,750 and $113,191, net of unamortized discounts of $0 and $2,309, respectively.

For the year ended December 31, 2013 and 2012 the Company has recognized $28,286 and $13,665 in interest expense related to the notes and has amortized $2,309 and $51,370 of the beneficial conversion features which has been recorded as interest expense, respectively.

Lack of Insurance

We currently have no insurance in force for our office facilities and operations and it cannot be certain that we can cover the risks associated with such lack of insurance or that we will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have not yet established any source of revenue to cover our operating costs, and we have incurred an operating loss since inception. Further, as of December 31, 2013, our cash resources were insufficient to meet our current business plan, and we had negative working capital. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern. As of December 31, 2013, the Company has an accumulated deficit of $18,041,006.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS.

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive, principal accounting and principal financial officers, or persons performing similar functions, and effected by the our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO criteria. Based on the assessment performed, management believes that as of December 31, 2013, our internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, we determined that there were no material weaknesses in our internal control over financial reporting as of December 31, 2013.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2013, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Depository Chill

The Depository Trust Company (“DTC”) has advised us that DTC has imposed a restriction on physical and electronic deposit transactions (the “Deposit Chill”) in shares of our common stock.  The effect of the Deposit Chill is that DTC will no longer accept share certificates for deposit, thereby preventing the deposit of the underlying shares into DTC-participant broker accounts.  Generally speaking, as long as the Deposit Chill is in place, persons holding such shares will be unable to deposit or trade them electronically.

The Deposit Chill applies to all shares newly issued on or after the Chill Effective Date, as well as all shares previously issued as “restricted securities” that are cleared for resale on or after the effective date, pursuant to an effective registration statement under the Securities Act or pursuant to Rule 144 under the Securities Act.

As long as the Deposit Chill is in place, persons with share certificates representing freely tradable shares or restricted shares will be unable to deposit their shares into a broker account and effect trades electronically.  This will likely have a material adverse effect on the public trading market for our shares; and will represent a significant obstacle to shareholders holding share certificates who wish to sell their shares.

Management Changes.

At a meeting of the Board of Directors held on February 4, 2014, Mr. Michael Gelmon resigned as a director and officer, effective immediately, after first appointing Michael Choo as a director. In connection with Mr. Gelmon’s resignation:

(i)

The date of Mr. Gelmon’s resignation was February 4, 2014;

(ii)

At the time of his resignation, Mr. Gelmon was not a member of any committee of the Board of Directors as we have not yet appointed any committees of the Board.

(iii)

Mr. Gelmon expressed as the reason for his resignation that he did not wish to further subject us to regulation in the Province of Alberta, Canada solely by virtue of his residency in Calgary.  Mr. Gelmon did not express any disagreement with the Company on any matter relating to Registrant’s operations, policies or practices as part of his resignation.

   (a)(2)

Mr. Gelmon did not submit a written letter of resignation.

(a)(3)

A copy of this Annual Report has been furnished to Mr. Gelmon prior to the filing of the Report with the SEC, and Mr. Gelmon has been advised that he has the opportunity to provide us, as promptly as possible, with a letter addressed to the Company stating whether he agrees with the statements made by us in this Annual Report, and, if not, stating the respects in which he does not agree.  Mr. Gelmon has advised us he has no differences with the Company over these disclosures and will not be providing such a letter. In the event Mr. Gelmon furnishes us with such a letter, we will file the letter as an exhibit to an amendment to this Annual Report within two business days of receipt of the letter.

(b)(1)

On February 4, 2014, Michael Choo, of Los Angeles, California, was appointed as an additional director of Registrant by the Board of Directors to fill an existing vacancy, effective immediately. On February 4, 2014, Mr. Choo was elected by the Board of Directors to serve as Chairman, President, Secretary and Chief Executive and Financial Officer.

Alberta, Canada Securities Commission Cease Trade Order.

In late January, 2014, we were notified by letter from the Alberta Securities Commission in Calgary, Alberta, Canada, that we are considered by them to be an “Alberta reporting company” by virtue of an Alberta ordinance making any US company with its shares trading in the US over-the-counter markets, automatically an Alberta reporting company if any officer, director or consultant with executive or fund-raising responsibilities is a resident of Alberta.  Since Michael Gelmon, our now former CEO, is a Calgary resident, the Alberta Securities Commission deemed the Company to be a reporting issuer, required retroactively to file periodic reports in Alberta and to submit to the regulatory control of the Alberta Securities Commission, and accordingly issued a trading “cease and desist” order. Mr. Gelmon was only affiliated with the Company from June 19, 2013 to February 4, 2014. We are investigating the effect of this order on the Company with Canadian legal counsel, but do not expect the order to have any effect on trading activity in the United States.

We do not do business in Canada, have no assets or office locations in Canada, have no officers, directors, consultants or employees in Canada, and have never offered or sold any securities in Canada.  We are not aware of any Canadian shareholders of record, although there may be some shareholders who purchased shares of our common stock on the open market and now hold the shares in street name with a broker.

Acquisitions.

Our management has been in discussions for some time regarding a possible acquisition of or merger with a software, engineering and technology company currently based in New York.  As these discussions continue and come to fruition as expected, we will announce the details and effect of such a transaction.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers.

Name	Age	Positions and Offices Held

Michael Choo		47	Chief Executive Officer , Chief Financial/Accounting Officer, Secretary and Director

Our Directors hold office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

MICHAEL O. CHOO, 47, an experienced senior executive, is the former President & Chief Executive Officer of Bellflower Medical Center, Los Angeles, CA. Previously served as Principal, Managing Partner & President & Chief Executive Officer of Integra Healthcare, Inc., Principal, Managing Partner, & Chairman of The Board of Directors of Doctors’ Hospital of Shreveport, and Principal, Managing Partner & Senior Vice President of Operations for Ethicus Healthcare Management, LLC. Mr. Choo was also previously the Senior Vice President of Promise Healthcare, Inc. and Chief Executive Officer of Promise Specialty Hospital of Shreveport, a 146 bed JCAHO long-term acute care, acute rehabilitation, gerontologic and adult psych turnaround hospital located in Shreveport, Louisiana. As second in command of the Company, he had corporate oversight of the Company’s 14 other facilities from the standpoint of corporate recruitment, new business development, and operational turnaround. Before his departure from Promise Healthcare, Inc., he brought together over 120+ collective years of corporate operational experience, leadership, structure, “team concept” and organization to the Promise Healthcare Executive team. Mr. Choo has over 29 years of experience in healthcare with expertise in Operational Executive Management, Hospital Turnarounds, Hospital Acquisitions, and Ground Floor Start-ups. He has vast experience in the clinical setting as well as the operational and organizational development & structure of hospitals and healthcare organizations to comply with state & federal regulatory agency guidelines. Mr. Choo is finishing his Masters degree in Business Administration from California Coast University, and served in executive positions with various hospitals and companies managing hospitals. He held a previous position as the Chief Executive Officer of HealthSouth in Reno a 63 Acute Rehabilitation Freestanding Hospital in Reno, NV acting as Team Leader for the HealthSouth Surgical center, and HealthSouth Sports Clinic in Carson City, NV. He also has been the Vice President of NPSI with responsibility for 4 major hospitals in the Los Angeles and San Diego area, and Regional Chief Operations Officer of ARMS with responsibilities for 5 hospital turnarounds and 2 ground floor start-ups.

Audit Committee and Financial Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. We will form an audit committee if it becomes necessary as a result of growth of the Company or as mandated by public policy.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the second quarter of 2014.

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

Stock Options/SAR Grants .   On July 22, 2009, the Company adopted the Stock Incentive Plan, pursuant which the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors, consultants and service provider of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 25,000,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan. The plan may be administered by the Board.  No options have been issued to date under the plan.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Aviram Malik, Former CEO	2013	0	0	0	0	0	0	0	$ 0
	2012	0	0	728,572	0	0	0	0	$728,572
Asher Zwebner, Former CFO	2013	0	0	0	0	0	0	0	$ 0
	2012	0	0	360,000	0	0	0	0	$360,000
Michael Gelmon, Former CEO	2013	0	0	0	0	0	0	30,000	$ 30,000

Long-Term Incentive Plans. As of December 31, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards  As of December 31, 2013, none of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the year 2013 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors

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

The percentages below are calculated based on 328,851,197 shares of our common stock issued and outstanding as of December 31, 2013. The address of each person listed is c/o Aviram Malik, 76/7 Zalman Shazar Street, Hod Hasharon, Israel 45350.

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership

Ascher Zwebner	2,000,000.61%

ANOE SA	20,000,000	6%
	25,000,000	8%

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest during the year ended December 31, 2013.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors.  We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Weinberg & Baer LLC has served as our independent auditor since inception through August 8, 2013, when it resigned. During our 2013 and 2012 fiscal years, the aggregate fees which were billed to us by Weinberg & Baer, LLC for professional services were as follows:

			Fiscal Year Ended
			December 31, 2013	December 31, 2012
Audit Fees	$2,500	$14,000
Audit-Related Fees
Tax Fees			$0	$500
All Other Fees

On November 13, 2013, we appointed Anton & Chia, LLP of Newport Beach, CA as our independent auditors. During our 2013 fiscal year, the aggregate fees which were billed to us by Anton & Chia, LLP for professional services were as follows:

			Fiscal Year Ended
			December 31, 2013	December 31, 2012
Audit Fees	$0	$0
Audit-Related Fees
Tax Fees			$0	$500
All Other Fees			3,120

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2013, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

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

ADAMA TECHNOLOGIES CORP.

Date April 15, 2014	By:	/s/ Michael Choo
Michael Choo
Chief Executive Officer , Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Adama Technologies Corporation

We have audited the accompanying balance sheet of Adama Technologies Corporation (the "Company"- a development stage company) as of December 31, 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2012 and for the year then ended and for the period from September 17, 2007 (inception) through December 31, 2012 were audited by other auditors, whose report dated April 30, 2013, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $18,041,006 since inception. The Company is also in default under certain of its loan agreements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach

April 15, 2014

F- 1

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

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

April 11, 2013

F- 2

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$ -	$ 601
Total Assets	-	601
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	116,787	45,769
Loans from related parties - Directors and stockholders	30,000	92,194
Loans from third parties	3,000	-
Convertible notes payable, net of discount	123,750	113,191
Derivative liability	215,282	-
Current maturities of long-term debt	-	250,000
Total Current Liabilities	488,819	501,154

Long-term debt	-	100,000

Total Liabilities	488,819	601,154
Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 439,851,197 shares issued and outstanding	32,885	43,982
Additional paid in capital	17,564,292	17,086,952
Stock subscriptions receivable	(44,990)	(44,990)
Deficit accumulated during the development stage	(18,041,006)	(17,686,497)
Total Deficit	(488,819)	(600,553)
Total Liabilities and Stockholders' Deficit	$ -	$ 601

The accompanying notes are an integral part of these financial statements.

F- 3

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013

AND 2012 AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2013

	For the Year Ended December 31,		Cumulative from
	2013	2012	Inception
Revenues	$ -	$ -	$ -
Expenses:
General and administrative
Professional fees	6,620	56,020	268,089
Legal-incorporation	-	-	2,200
Consulting	90,601	2,328,328	4,834,693
Travel	-	5,000	22,890
Amortization	-	-	305,555
Rent	-	-	4,520
Impairment loss	-	120,000	12,924,445
Franchise tax	-	-	3,500
Other general and administrative expenses	11,411	136	40,683
Total Expenses	108,632	2,509,484	18,406,575
Net loss before other income (expense)	(108,632)	(2,509,484)	(18,406,575)
Other income (expense)
Foreign currency transaction gains	-	-	2,769
Forgiveness of debt	-	-	840,000
Foreign currency transaction losses	-	-	(4,520)
Derivative expense	(215,282)	-	(215,282)
Interest expense	(30,595)	(103,535)	(257,398)
Net loss before income taxes	(354,509)	(2,613,019)	(18,041,006)
Income tax expense	-	-
Net Loss	$ (354,509)	$ (2,613,019)	$ (18,041,006)
Net loss per share - basic and diluted	$ (0.00)	$ (0.01)
Weighted average number of shares outstanding during the period - basic and diluted	382,063,933	246,420,975

The accompanying notes are an integral part of these financial statements.

F- 4

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2012

	Common Stock *		Additional Paid In Capital	Stock Subscriptions Receivable	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
	Shares	Amount
Balance - September 17, 2007	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	116,667	12	688	-	-	700
Net loss for the year ended December 31, 2007	-	-	-	-	(5,118)	(5,118)
Balance - December 31, 2007	116,667	$ 12	$ 688	-	$ (5,118)	$ (4,418)
Common stock issued for cash	100,000	10	154,990	-	-	155,000
Common stock issued for acquired technology	29,633	3	3,999,997	-	-	4,000,000
Net loss for the year ended December 31, 2008	-	-	-	-	(160,515)	(160,515)
Balance - December 31, 2008	246,300	$ 25	$ 4,155,675	$ -	$ (165,633)	3,990,067
Common stock issued for cash	17,917	2	358,784	-	-	358,786
Common stock issued as compensation	33,600	2	466,099	-	-	466,101
Net loss for the year ended December 31, 2009	-	-	-	-	(5,780,153)	(5,780,153)
Balance - December 31, 2009	297,817	$ 29	$ 4,980,558	$ -	$ (5,945,786)	$ (965,199)
Common stock issued for cash	87,167	9	57,991	(28,000)	-	30,000
Common stock issued as compensation	304,367	29	791,466	-	-	791,495
Discount of convertible note	-	-	56,661	-	-	56,661
Payment of stock subscription receivable	-	-	-	9,000	-	9,000
Net loss for the year ended December 31, 2010	-	-	-		(867,327)	(867,327)
Balance - December 31, 2010	689,351	$ 67	$ 5,886,676	$ (19,000)	$ (6,813,113)	$ (945,370)
Common stock issued as compensation	13,960,158	1,395	3,116,182	-	-	3,117,577
Conversion of note payable	107,733	11	9,989	-	-	10,000
Common stock issued to purchase asset	45,000,000	4,500	7,645,500	-	-	7,650,000
Payment of stock subscription receivable	-	-	-	19,000	-	19,000
Net loss for the year ended December 31, 2011	-	-	-	-	(8,260,365)	(8,260,365)
Balance - December 31, 2011	59,757,242	$ 5,973	$ 16,658,347	$ -	$ (15,073,478)	$ 1,590,842
Common stock issued for cash	44,990,000	4,499	40,491	(44,990)	-	-
Common stock issued as compensation	212,390,600	21,239	191,152	-	-	212,391
Conversion of note payable	2,713,355	271	65,429	-	-	65,700
Common stock issued to purchase asset	120,000,000	12,000	108,000	-	-	120,000
Discount of convertible note	-	-	23,533	-	-	23,533
Net loss for the year ended December 31, 2012	-	-	-	-	(2,613,019)	(2,613,019)
Balance - December 31, 2012	439,851,197	$ 43,982	$ 17,086,952	$ (44,990)	$ (17,686,497)	$ (600,553)
Conversion of note payable	9,000,000	903	22,150	-	-	23,053
Common stock previously issued to purchase asset - cancelled	(120,000,000)	(12,000)	12,000	-	-	-
Rescission of Ansalt transaction	-	-	400,000	-	-	400,000
Capital advances to shareholder	-	-	43,190	-	-	43,190
Net loss for the year ended December 31, 2013	-	-	-	-	(354,509)	(354,509)
Balance - December 31, 2013	328,851,197	$ 32,885	$ 17,564,292	$ (44,990)	$ (18,041,006)	$ (488,819)

*Restated to reflect reverse stock split

The accompanying notes are an integral part of these financial statements.

F- 5

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (SEPTEMBER 17, 2007)

THROUGH DECEMBER 31, 2012

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	Cumulative from Inception
OPERATING ACTIVITIES:
Net Income (loss)	$ (354,509)	$ (2,613,019)	$ (18,041,006)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	215,091	4,427,358
Amortization of beneficial conversion feature	2,309	51,370	168,102
Impairment loss	-	120,000	12,924,445
Amortization	-	-	305,555
Forgiveness of debt	31,300	-	(808,700)
Derivative expense	215,282	-	215,282
Prepaid expenses	-	2,115,938	-
Accounts payable and accrued liabilities	101,016	39,849	185,284
Net Cash Used in Operating Activities	(4,602)	(70,771)	(623,680)
INVESTING ACTIVITIES:
Acquisition and costs of intangible assets	-	-	(610,000)
Net Cash Used in Investing Activities	-	-	(610,000)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	572,486
Proceeds from convertible notes payable	-	32,500	225,000
Proceeds from third party	3,000	-	3,000
Proceeds from debt	-	-	350,000
Payment of debt	-	-	(10,000)
Proceeds from stockholder loans	1,000	58,248	753,188
Payment of stockholder loans	-	(20,000)	(659,995)
Net Cash Provided by Financing Activities	4,000	70,748	1,233,679
Net Increase (decrease) in Cash	(602)	(23)	-
Cash, beginning of period	601	624	-
Cash, end of period	$ -	$ 601	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Issuance of common stock for acquired technology	$ -	$ -	$ 4,000,000
Obligation payable for acquired technology	$ -	$ -	$ 850,000
Stock issued to settle convertible debts	$ 31,750	$ 63,000	$ 179,750
Issuance of common stock for investments	$ -	$ 120,000	$ 7,770,000
Notes issued to settle payables	$ 30,000	$ -	$ 30,000

The accompanying notes are an integral part of these financial statements.

F- 6

ADAMA TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corp. (“Adama Technologies” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on September 17, 2007.

The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash equivalents at December 31, 2013 and 2012.

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

Loss per Share

Basic earnings per share are computed by dividing the net income attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted loss per share in the statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

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

F- 7

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2013 and 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets. There were no capitalized patent or other intellectual property costs at December 31, 2013 and 2012.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as an equity offering is completed. At the time of the completion of the equity offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.

F- 8

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of December 31, 2013, the Company has an accumulated deficit of $18,041,006

(3)   Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Eliezer Sheffer, the inventor, whereby the Company acquired from Eliezer Sheffer all of the right, title and interest in the Invention known as the “Security system for mobile vehicles, trucks and shipping containers” for consideration of $60,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, nor an investor or promoter of such. The Invention is the subject of United States Patent Application 11/720,518 which was filed with the United States Patent and Trademark Office on May 31, 2007. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent was capitalized by the Company, and amounted to $60,000. During the ended December 31, 2009, the Company recorded an impairment loss for the full value of the patent.

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

F- 9

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

On December 15, 2011, the Company entered an agreement with Ansalt Multicommertz, a limited liability company organized under the laws of Liechtenstein, pursuant to which the Assignor assigned to the Company its 90% interest in the Harrison Lake (Talc) Creek Magnesium property in exchange of the issuance of 25,000,000 restricted common stock of the Company to the Assignor. As part of the transaction the Company assumed an obligation to pay a vendor of Ansalt Multicommertz $400,000 of which $350,000 remained payable at December 31, 2012 and 2011.

Effective July 9, 2012, the Company entered into a Mineral Property Acquisition Agreement with MineSadco S.A., an Ecuadorian company. MineSadco is the owner of an undivided, 100% interest in a certain mineral property located in Canton Portovelo, El Oro Province, in the South of Ecuador. Pursuant to the terms of the agreement, the Company acquired the rights to commercially exploit 100% of the mineral rights to the Property for a period of twenty years. In consideration, the Company issued 120,000,000 restricted shares of its common stock to MineSadco. In addition, if within eighteen months from the closing date certain production millstones will be completed, MineSadco will be entitled to additional shares representing up to 55% of the Companies diluted capital at the closing date. As of December 31, 2012 the Company has determined that the carrying value of the investments may not be recoverable. Therefore, the Company has recorded an allowance for impairment to reduce the carrying value to zero.  In August, 2013, the transaction was rescinded and the shares were returned and cancelled.

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

F- 10

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

As of December 31, 2013 and 2012, the balance of two convertible notes payable was $123,750 and $113,191, net of unamortized discounts of $0 and $2,309, respectively.

For the year ended December 31, 2013 and 2012 the Company has recognized $28,286 and $13,665 in interest expense related to the notes and has amortized $2,309 and $51,370 of the beneficial conversion features which has been recorded as interest expense, respectively.

F- 11

(6)   Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 5.

As a result of conversion of notes payable described in Note 5, the Company reclassified $215,282 of derivative liabilities to equity.

As of December 31, 2013, the fair value of the Company’s derivative liabilities was $215,282.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2012	$-
Additions	215,282
Change in fair value	-
Deletions	-
Balance at January 31, 2014	$215,282

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.17%
Expected volatility	306.85%
Expected life	0.496 year

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

F- 12

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

F- 13

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

F- 14

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

F- 15

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

F- 16

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

In June 2013, the Company rescinded the acquisition transaction of the mining property in Ecuador and cancelled 120,000,000 shares of its common stock.

From January 1, 2013 to December 31, 2013, the Company issued 9,000,000 shares of its common stock upon conversion of convertible debt of $21,753and $1,300 of interest.

In August, 2013, the Company rescinded and cancelled the issuance of 120,000,000 shares issued to MineSadco as part of the rescission of an acquisition

F- 17

(8)   Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Net income $— $—
Non-deductible expenses	—	—
Taxable income	—	—

Net operating loss carryforward	—	—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$81,537	$600,994
Non-deductible expenses	-	(39,415)
Change in valuation allowance	(81,537)	(561,579)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2013 and 2012, as follows:

			2012	2011

Loss carryforwards	$1,099,602	$1,018,065
Less - Valuation allowance			(1,099,602)	(1,018,065)

Total net deferred tax assets			$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2013 and 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2013, the Company had approximately $4,481,537 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

F- 18

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

(10)   Concentration of Credit Risk

None.

(11)   Subsequent Events

On March 25, 2014, Novation Holdings, Inc., an unrelated party, agreed to purchase 1,000,000 shares of voting preferred stock for $7,500.  The preferred shares will have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors.

F- 19