Form 10-Q
period 2014-03-31
Adama Technologies Corp
filed 2014-05-15
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended March 31, 2014

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

Yes [ ]  No [ X ]

As of May 15, 2014, 328,851,197 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 500,000,000 common shares authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	100,870	116,787
Loans from related parties	30,000	30,000
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	213,750	123,750
Derivative liability	147,838	215,282
Total Liabilities	495,458	488,819

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized
1,000,000 and 0 shares issued and outstanding	1,000	-
Additional paid in capital	17,578,293	17,564,292
Stock subscriptions receivable	(59,990)	(44,990)
Deficit accumulated during the development stage	(18,047,646)	(18,041,006)
Total Stockholders’Deficit	(495,458)	(488,819)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,		From Inception
	2014	2013	to March 31, 2014
Revenues	$ -	$ -	$ -
Expenses:
General and administrative
Professional fees	5,200	3,500	273,289
Legal-incorporation	-	-	2,200
Consulting	60,000	-	4,894,693
Travel	-	-	22,890
Amortization	-	-	305,555
Rent	-	-	4,520
Impairment loss	-	-	12,924,445
Franchise tax	-	-	3,500
Other general and administrative expenses	851	-	41,534
Total Expenses	66,051	3,500	18,472,626
Loss before other expense	(66,051)	(3,500)	(18,472,626)
Other expense
Foreign currency transaction gains	-	-	2,769
Forgiveness of debt	-	-	840,000
Foreign currency transaction losses	-	-	(4,520)
Derivative expense	-	-	(215,282)
Change in fair value of derivatives	67,444	-	67,444
Interest expense	(8,032)	(9,355)	(265,431)
Loss before income taxes	(6,639)	(12,855)	(18,047,646)
Income tax expense	-	-
Net Loss	$ (6,639)	$ (12,855)	$ (18,047,646)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	439,851,197

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	From Inception to March 31, 2014
OPERATING ACTIVITIES:
Net Loss	$ (6,639)	$ (12,855)	$ (18,047,646)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	-	4,427,358
Amortization of beneficial conversion feature	-	2,309	168,102
Impairment loss	-	-	12,924,445
Amortization	-	-	305,555
Forgiveness of debt	-	-	(808,700)
Derivative expense	-	-	215,282
Change in fair value of derivatives	(67,444)	-	(67,444)
Accounts payable and accrued liabilities	74,083	10,546	259,367
Net Cash Used in Operating Activities	-	-	(623,680)
INVESTING ACTIVITIES:
Acquisition and costs of intangible assets	-	-	(610,000)
Net Cash Used in Investing Activities	-	-	(610,000)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	572,486
Proceeds from convertible notes payable	-	-	225,000
Proceeds from third party	-	-	3,000
Proceeds from debt	-	-	350,000
Payment of debt	-	-	(10,000)
Proceeds from stockholder loans	-	-	753,188
Payment of stockholder loans	-	-	(659,994)
Net Cash Provided by Financing Activities	-	-	1,233,680
Net Increase (decrease) in Cash	-	-	-
Cash, beginning of period	-	601	-
Cash, end of period	$ -	$ 601	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Issuance of common stock for acquired technology	$ -	$ -	$ 4,000,000
Obligation payable for acquired technology	$ -	$ -	$ 850,000
Stock issued to settle convertible debts	$ -	$ 45,000	$ 179,750
Issuance of common stock for investments	$ -	$ -	$ 7,770,000
Notes issued to settle payables	$ 90,000	$ -	$ 120,000

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

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

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of September 30, 2013, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the period ended March 31, 2014and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the Securities and Exchange Commission (”SEC”), for additional information, including significant accounting policies.

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

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2014 and December 31, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets. There were no capitalized patent or other intellectual property costs at March 31, 2014 and December 31, 2013.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

Note 2  Development Stage Activities and Going Concern (Continued)

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of March 31, 2014, the Company has an accumulated deficit of $18,047,646.

Note 3  Investments

On October 27, 2008, the Company entered into an Exclusive Brownfield License Agreement with Solucorp Industries Ltd. Pursuant to the terms of the Agreement, Solucorp granted the Company an exclusive worldwide license of its MBS Process, for remediating Brownfield and Redevelopment Sites, with the exception of North America, Central America, South America, Russia and China. The Company was also granted a non-exclusive license for use of the MBS Process for the remediation of contaminated sites and superfund- like sites. The term of the Agreement is 15 years.

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

Effective July 9, 2012, the Company entered into a Mineral Property Acquisition Agreement with MineSadco S.A., an Ecuadorian company. MineSadco is the owner of an undivided, 100% interest in a certain mineral property located in Canton Portovelo, El Oro Province, in the South of Ecuador. Pursuant to the terms of the agreement, the Company acquired the rights to commercially exploit 100% of the mineral rights to the Property for a period of twenty years. In consideration, the Company issued 120,000,000 restricted shares of its common stock to

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

Note 3 Investments (continued)

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

Note 4 Convertible Notes Payable

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

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015.

On January 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2015. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

Note 4 Convertible Notes Payable (Continued)

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of March 31, 2014 and December 31, 2013, the balance of convertible notes payable was $213,750 and $123,750.

For the three months ended March 31, 2014 the Company has recognized $8,032 in interest expense related to the notes. The beneficial conversion features have been fully amortized in prior periods as interest expense.

Note 5 Derivative Liability

The Company has various convertible instruments outstanding more fully described in Note 4.

As of March 31, 2014, the fair value of the Company’s derivative liabilities was $147,838.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2013	$215,282
Additions	-
Change in fair value	(67,444)
Deletions	-
Balance at March 31, 2014	$147,838

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.16%
Expected volatility	348.43%
Expected life	0.249 year

Note 6 Stock

During the quarter ended March 31, 2014, the Company did not issue any shares of common stock. As a result, the total shares outstanding as of March 31, 2014 were 328,851,197. On March 25, 2014, Novation Holdings, Inc., an unrelated party, agreed to purchase 1,000,000 shares of voting preferred stock for $7,500.  The preferred shares will have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

Note 7  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2014 and 2013 was as follows (assuming a 23% effective tax rate):

	2014	2013
Current Tax Provision
Net income	$ -	$ -
Non-deductible expenses	-	-
Taxable income	-	-
Net operating loss carry-forward	-	-
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$ 1,503	$ 2,957
Non-deductible expenses	-	(531)
Change in valuation allowance	(1,503)	(2,426)
Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of March 31, 2014 and December 31, 2013, as follows:

	2014	2013
Loss carry-forwards	$ 1,037,059	$ 1,035,556
Less-Valuation allowance	(1,037,059)	(1,035,556)
Total net deferred assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets as of March 31, 2014 and December 31, 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of March 31, 2014, the Company had approximately $4,483,040 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States.

ADAMA TECHNOLOGIES CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

Note 8  Concentration of Credit Risk

None

Note 9  Legal Proceedings.

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior episodic filings, seeks to recover $45,395 in a cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action, we are now in default in this action and plaintiff is seeking entry of a default judgment.  Management has engaged with plaintiff and is attempting to reach an amicable resolution of the matter. No amount has been accrued in the financial statements related to the legal proceedings.

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

Note 10  Subsequent Events

None

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

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our principal executive offices are located at1365 North Courtenay Parkway, Merritt Island, Florida in space leased to a company in which our former CEO, Michael Gelmon, is also President and CEO.  We are being provided this space for no additional charge. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.  Our fiscal year end is December 31.

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

We are currently in active discussions to acquire or merge with an existing hardware and software development company based in New York, and hope to complete a letter of intent shortly.

Employees

Other than our current directors and officers, we have no employees at March 31, 2014.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended March 31, 2014 and 2013

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2014 and March 31, 2013, total operating expenses were $66,051 and $3,500, respectively. The operating expenses were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended March 31, 2014, and 2013 the net loss was $6,639 and $12,855 respectively.  The net loss in the quarter ended March 31, 2014 was the result of consulting expenses in relation to the business operations and development and a gain on change in fair value of derivatives.

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

Liquidity and Capital Resources

Our cash balance as of March 31, 2014 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

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

As of March 31, 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended March 31, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2014, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities.

Three convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, has been declared in default by letter dated January 10, 2013. According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the two notes as of March 31, 2014 was $93,750 and the September 17, 2011 note has been fully discharged as of March 31, 2014.

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

May 15, 2014

ADAMA TECHNOLOGIES CORPORATION

By:     /s/ Michael Choo

      Michael Choo

      Chairman and CEO