Form 10-Q
period 2014-06-30
Adama Technologies Corp
filed 2014-08-14
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended June 30, 2014

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

Yes [X ]  No [  ]

As of August 14, 2014, 328,851,197 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 500,000,000 common shares were authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2014

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

ADAMA TECHNOLOGIES CORP.
CONDENSED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 105,603	$ 116,787
Loans from related parties - Directors and stockholders	30,000	30,000
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	180,233	123,750
Derivative liability	191,116	215,282
Total Liabilities	509,952	488,819

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding, respectively	32,885	32,885
Additional paid in capital	17,683,292	17,564,292
Stock subscriptions receivable	(54,740)	(44,990)
Accumulated deficit	(18,171,389)	(18,041,006)
Total Stockholders’ Deficit	(509,952)	(488,819)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$ -	$ -	$ -	$ -
Expenses:
General and administrative
Professional fees	-	-	5,200	3,500
Consulting	30,000	-	90,000	-
Other general and administrative expenses	284	7,372	1,135	7,372
Total Expenses	30,284	7,372	96,335	10,872
Loss before other income (expense)	(30,284)	(7,372)	(96,335)	(10,872)
Other income (expense)
Amortization of beneficial conversion feature	(40,482)	-	(40,482)	-
Change in fair value of derivatives	(43,278)	-	24,166	-
Interest expense	(9,699)	(8,046)	(17,732)	(17,401)
Loss before income taxes	(123,743)	(15,418)	(130,383)	(28,273)
Income tax expense	-	-	-	-
Net Loss	$ (123,743)	$ (15,418)	$ (130,383)	$ (28,273)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	439,851,197	328,851,197	439,851,197

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
OPERATING ACTIVITIES:
Net loss	$ (130,383)	$ (28,273)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	40,482	2,309
Change in fair value of derivatives	(24,166)	-
Accounts payable and accrued liabilities	114,067	24,964
Net Cash Used in Operating Activities	-	(1,000)
FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	1,000
Net Cash Provided by Financing Activities	-	1,000
Net Increase (decrease) in Cash	-	-
Cash, beginning of period	-	601
Cash, end of period	$ -	$ 601
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -
Interest	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Notes issued to settle payables	$ 120,000	$ -
Beneficial conversion feature	$ 104,000	$ -

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corporation (“Adama Technologies” or the “Company”) is a Delaware corporation. The Company was incorporated under the laws of the State of Delaware on September 17, 2007.  The Company currently conducts no active operations and is engaged in identifying and merging with a suitable operating company.

The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of June 30, 2014, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the period ended June 30, 2014. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the Securities and Exchange Commission (”SEC”), for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of six months or less to be cash and cash equivalents.

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

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of six broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The six levels of the fair value hierarchy are described below:

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2014 and December 31, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

Note 2  Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of June 30, 2014, the Company has an accumulated deficit of $18,171,389.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

Note3  Convertible Notes Payable

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $21,288 of the beneficial conversion feature has been amortized as of June 30, 2014.

On January 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $2,000 was determined to exist and was recorded at the time of issue. $915 of the beneficial conversion feature has been amortized as of June 30, 2014.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $8,877 of the beneficial conversion feature has been amortized as of June 30, 2014.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $8,877 of the beneficial conversion feature has been amortized as of June 30, 2014.

On June 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $12,000 was determined to exist and was recorded at the time of issue. $526 of the beneficial conversion feature has been amortized as of June 30, 2014.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

Note3  Convertible Notes Payable (continued)

As of June 30, 2014 and December 31, 2013, the balance of convertible notes payable was $180,233 and $123,750.

For the six months ended June 30, 2014 the Company has recognized $17,731 in interest expense related to the notes and amortized $40,482 of the beneficial conversion features.

Note 4 Derivative Liability

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of June 30, 2014, the fair value of the Company’s derivative liabilities was $191,116.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2013	$215,282
Additions	-
Change in fair value	(24,166)
Deletions	-
Balance at June 30, 2014 (unaudited)	$191,116

The fair values of derivative instruments were estimated using the Black Scholes pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.16%
Expected volatility	342.19%
Expected life	0.170 year

Note 5 Stockholders’ Deficit

During the quarter ended June 30, 2014, the Company did not issue any shares of common stock. As a result, the total shares outstanding as of June 30, 2014 remained at 328,851,197. On March 25, 2014, Novation Holdings, Inc., an unrelated party, agreed to purchase 1,000,000 shares of voting preferred stock for $7,500.  The preferred shares will have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors. The preferred shares have not been issued as the total purchase price has not been paid in full as of June 30, 2014.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

Note 6  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2014 and 2013 was as follows (assuming a 23% effective tax rate):

	2014	2013
Current Tax Provision
Net income	$ -	$ -
Non-deductible expenses	-	-
Taxable income	-	-
Net operating loss carry-forward	-	-
Total current tax provision	$ -	$ -
Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$ 29,988	$ 2,957
Non-deductible expenses	-	(531)
Change in valuation allowance	(29,988)	(2,426)
Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013, as follows:

	2014	2013
Loss carry-forwards	$ 1,129,590	$ 1,099,602
Less-Valuation allowance	(1,129,590)	(1,099,602)
Total net deferred assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets as of June 30, 2014 and December 31, 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of June 30, 2014, the Company had approximately $4,513,028 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

Note 7  Legal Proceedings.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “Adama”, the “Company,” “we,” “our” or “us” refer to Adama Technologies Corporation, unless the context otherwise indicates.

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

Corporate Background

We were incorporated in Delaware on September 17, 2007 as 1 Lane Technologies Corporation. On February 27, 2009, our corporate name was changed to Adama Technologies Corporation to better reflect our proposed business activities.  We acquired the rights to a patent- pending technology upon which a unique wireless data platform is built. On October 27, 2008, we abandoned the business relating to the patent technology and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology.  Subsequently, we have acquired and thereafter abandoned several mining and mining related companies, but as of June 30, 2014, we are a shell company and have no operating activities.

Our principal executive offices are located at1365 North Courtenay Parkway, Merritt Island, Florida in space provided by an independent management consultant.  We are being provided this space for no additional charge. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.  Our fiscal year end is December 31.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “business combination”). In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times hereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

Employees

Other than our current directors and officers, we have no employees at June 30, 2014.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three and six months ended June 30, 2014 and 2013

Revenues

The Company did not generate any revenues from operations for the three and six months ended June 30, 2014 and December 31, 2013.

During the six months ended June 30, 2014 and June 30, 2013, total operating expenses were $96,335 and $10,872, respectively. The operating expenses were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended June 30, 2014, and 2013 the net loss was $123,743 and $15,418 respectively.  The net loss in the quarter ended June 30, 2014 was the result of consulting expenses in relation to the business operations and development, amortization of beneficial conversion feature, and a gain on change in fair value of derivatives.

During the six months ended June 30, 2014, and 2013 the net loss was $130,383 and $28,273 respectively.  The net loss in the quarter ended June 30, 2014 was the result of consulting expenses in relation to the business operations and development, amortization of beneficial conversion feature, and a gain on change in fair value of derivatives.

Liquidity and Capital Resources

Our cash balance as of June 30, 2014 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed acquisition activities for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations or merge with an operating company. This is because we have not generated any revenues and no revenues are anticipated until we have acquired or merged with an operating company.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of June 30, 2014 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of June 30, 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the six months ended June 30, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2014, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities.

Six convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, has been declared in default by letter dated January 10, 2013. According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the two notes as of June 30, 2014 was $93,750 and the September 17, 2011 note has been fully discharged as of June 30, 2014.

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

August 14, 2014

ADAMA TECHNOLOGIES CORPORATION

By:     /s/ Michael Choo

      Michael Choo

      Chairman and CEO