Form 10-Q
period 2014-09-30
Adama Technologies Corp
filed 2014-11-19
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended September 30, 2014

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

Yes [X ]  No [  ]

As of November 14, 2014, 328,851,197 shares of common stock, par value $0.0001 per share, were issued and outstanding, and 500,000,000 common shares were authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

ADAMA TECHNOLOGIES CORP.
CONDENSED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 117,685	$ 116,787
Loans from related parties - Directors and stockholders	22,500	30,000
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	333,750	123,750
Derivative liability	153,808	215,282
Total Liabilities	630,743	488,819

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding, respectively	32,885	32,885
Additional paid in capital	17,752,857	17,564,292
Stock subscriptions receivable	(52,070)	(44,990)
Accumulated deficit	(18,364,415)	(18,041,006)
Total Stockholders’ Deficit	(630,743)	(488,819)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$ -	$ -	$ -	$ -
Expenses:
General and administrative
Professional fees	2,600	-	7,800	3,500
Consulting	82,500	60,000	172,500	60,000
Other general and administrative expenses	-	245	1,135	7,617
Total Expenses	85,100	60,245	181,435	71,117
Loss before other income (expense)	(85,100)	(60,245)	(181,435)	(71,117)
Other income (expense)
Loss on extinguishment of debt	(133,082)	-	(173,564)	-
Change in fair value of derivatives	37,308	-	61,474	-
Interest expense	(12,151)	(5,981)	(29,884)	(23,382)
Loss before income taxes	(193,025)	(66,226)	(323,409)	(94,499)
Income tax expense	-	-	-	-
Net Loss	$ (193,025)	$ (66,226)	$ (323,409)	$ (94,499)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	326,276,922	328,851,197	399,996,431

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
OPERATING ACTIVITIES:
Net loss	$ (323,409)	$ (94,499)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	-	2,309
Loss on extinguishment of debt	173,564	-
Forgiveness of debt	-	31,300
Change in fair value of derivatives	(61,474)	-
Accounts payable and accrued liabilities	211,319	59,890
Net Cash Used in Operating Activities	-	(1,000)
FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	1,000
Net Cash Provided by Financing Activities	-	1,000
Net increase (decrease) in Cash	-	-
Cash, beginning of period	-	601
Cash, end of period	$ -	$ 601
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -
Interest	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Notes issued to settle payables	$ 210,000	$ -

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corporation (“Adama Technologies” or the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2007.  The Company currently conducts no active operations and is engaged in identifying and merging with a suitable operating company.  An Agreement and Plan of Merger has been signed with Capital Interchange Corporation, a Florida corporation, Focus Gold Commercial Resolution, Inc. and Focus Gold Financial Corp. for a three-way merger, expected to close by December 31, 2014. See, Subsequent Events.

The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of September 30, 2014, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the period ended September 30, 2014. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the Securities and Exchange Commission (”SEC”), for additional information, including significant accounting policies.

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

September 30, 2014 (Unaudited)

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014 and December 31, 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

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

Note 2  Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of September 30, 2014, the Company has an accumulated deficit of $18,364,415.

Note 3  Convertible Notes Payable

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

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 3  Convertible Notes Payable (continued)

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

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $28,849 of the beneficial conversion feature has been amortized as of September 30, 2014.

On January 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $23,564 was determined to exist and was recorded at the time of issue.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

On June 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 3  Convertible Notes Payable (continued)

On July 1, 2014, the Company converted $60,000 of amounts due to officers into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on July 31, 2015. The note has conversion rights that allow the holder of the note after six months to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015.

On September 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on September 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of September 30, 2014 and December 31, 2013, the balance of convertible notes payable was $333,750 and $123,750.

For the nine months ended September 30, 2014 the Company has recognized $29,884 in interest expense.

Note 4 Derivative Liability

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of September 30, 2014, the fair value of the Company’s derivative liabilities was $153,808.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2013	$215,282
Additions	-
Change in fair value	(61,474)
Deletions	-
Balance at September 30, 2014 (unaudited)	$153,808

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 4 Derivative Liability (continued)

The fair values of derivative instruments were estimated using the Black Scholes pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.16%
Expected volatility	250.02%
Expected life	0.252 year

Note 5 Stockholders’ Deficit

During the quarter ended September 30, 2014, the Company did not issue any shares of common stock. As a result, the total shares outstanding as of September 30, 2014 remained at 328,851,197.

On March 25, 2014, Novation Holdings, Inc., an unrelated party, agreed to purchase 1,000,000 shares of voting preferred stock for $15,000.  The preferred shares have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors. The preferred shares have been issued.

Note 6  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2014 and 2013 was as follows (assuming a 23% effective tax rate):

	2014	2013
Current Tax Provision
Net income	$ -	$ -
Non-deductible expenses	-	-
Taxable income	-	-
Net operating loss carry-forward	-	-
Total current tax provision	$ -	$ -
Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$ 74,384	$ 2,957
Non-deductible expenses	-	(531)
Change in valuation allowance	(74,384)	(2,426)
Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of September 30, 2014 and December 31, 2013, as follows:

	2014	2013
Loss carry-forwards	$ 1,173,986	$ 1,099,602
Less-Valuation allowance	(1,173,986)	(1,099,602)
Total net deferred assets	$ -	$ -

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 6  Income Taxes (continued)

The Company provided a valuation allowance equal to the deferred income tax assets as of September 30, 2014 and December 31, 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

As of September 30, 2014, the Company had approximately $4,600,500 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States.

Note 7  Legal Proceedings.

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior episodic filings, seeks to recover $45,395 in a cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action, the Company is now in default in this action and plaintiff is seeking entry of a default judgment.  Management has engaged with plaintiff and is attempting to reach an amicable resolution of the matter. No amount has been accrued in the financial statements related to the legal proceedings.

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

Note 8 Subsequent Events

Effective November 14, 2014, the Company entered into an Agreement and Plan of Merger and Acquisition with Capital Interchange Corporation, a Florida corporation  (CIC), Focus Gold Commercial Resolution, Inc., a Florida corporation, and Focus Gold Financial Corp., a Florida corporation, for a three-way merger, expected to close by December 31, 2014. Under the terms of the agreed merger transaction,

CIC will become the parent holding company of the Company and the Focus Gold companies, the latter of which will also merge with each other; CIC will assume the reporting obligations of the Company under the Securities and Exchange Act of 1934; CIC will acquire and manage distressed debt obligations; and the Focus Gold companies will continue their existing business of accounts receivable management, including collecting activities with respect to purchased debt provided to it by CIC.  Certain defined debts of the Company and the Focus Gold companies will be assumed by CIC as part of the acquisition price, but otherwise the Company and the Focus Gold companies will remain as separate corporate entities. CIC will issue one new share of common stock to the shareholders of the Company for each 1,000 fully diluted

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 8 Subsequent Events (continued)

common shares of the Company then outstanding; the outstanding Series A Preferred Stock of the Company will be exchanged for Series A Preferred Stock of CIC on the same terms and preferences; each share of each of the Focus Gold companies will be exchanged for ten shares of CIC common stock, and CIC common shareholders will retain a fifty percent ownership of the resulting common shares outstanding after the transaction.

Closing of the transaction will close as soon as all of the regulatory compliance matters have been completed, including the registration of shares to be issued in the transaction as required by applicable federal and state securities laws, and is expected to close by December 31, 2014.

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

Corporate Background

We were incorporated in Delaware on September 17, 2007 as 1 Lane Technologies Corporation. On February 27, 2009, our corporate name was changed to Adama Technologies Corporation to better reflect our proposed business activities.  We acquired the rights to a patent- pending technology upon which a unique wireless data platform is built. On October 27, 2008, we abandoned the business relating to the patent technology and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology.  Subsequently, we have acquired and thereafter abandoned several mining and mining related companies, but as of September 30, 2014, we are a shell company and have no operating activities.

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

Plan of Operation

The Company has been engaged in locating and negotiating with an operating business entity for the combination of that target company with the Company. Effective November 14, 2014, the Company entered into an Agreement and Plan of Merger and Acquisition with Capital Interchange Corporation, a Florida corporation  (CIC), Focus Gold Commercial Resolution, Inc., a Florida corporation, and Focus Gold Financial Corp., a Florida corporation, for a three-way merger, expected to close by December 31, 2014.

Under the terms of the agreed merger transaction, CIC will become the parent holding company of the Company and the Focus Gold companies, the latter of which will also merge with each other; CIC will assume the reporting obligations of the Company under the Securities and Exchange Act of 1934; CIC will acquire and manage distressed debt obligations; and the Focus Gold companies will continue their existing business of accounts receivable management, including collecting activities with respect to purchased debt provided to it by CIC.  Certain defined debts of the Company and the Focus Gold companies will be assumed by CIC as part of the acquisition price, but otherwise the Company and the Focus Gold companies will remain as separate corporate entities. CIC will issue one new share of common stock to our shareholders for each 1,000 fully diluted common shares then outstanding; the outstanding Series A Preferred Stock will be exchanged for Series A Preferred Stock of CIC on the same terms and preferences; each share of each of the Focus Gold companies will be exchanged for ten shares of CIC common stock, and CIC common shareholders will retain a fifty percent ownership of the resulting common shares outstanding after the transaction.

Closing of the transaction will take place as soon as all of the regulatory compliance matters have been completed, including the registration of CIC shares to be issued in the transaction as required by applicable federal and state securities laws.  Closing is expected to occur by December 31, 2014.

Following the closing of the transaction, it is anticipated that the common share structure of the surviving entity (CIC) will be approximately as follows:

	Number of Shares	Percent
Old ADAC common shareholders	2,203,851[1]	10
Old Focus Gold Commercial shareholders	5,000,000	20
Old Focus Gold Financial shareholders	5,000,000	20
CIC shareholders	12,203,851	50
Totals	24,407,702	100

1Based on the assumed conversion of $62,500 in original principal amount of convertible debt, plus interest and penalties into common stock prior to the closing of the transaction.

Closing is subject to approval of the shareholders of the constituent corporations and to regulatory compliance, as well as completion of an audit of the financial affairs of CIC.

Employees

Other than our current directors and officers, we have no employees at September 30, 2014.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three and nine months ended September 30, 2014 and 2013

Revenues

The Company did not generate any revenues from operations for the three and nine months ended September 30, 2014 and December 31, 2013.

During the nine months ended September 30, 2014 and June 30, 2013, total operating expenses were $181,435 and $71,117, respectively. The operating expenses were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended September 30, 2014, and 2013 the net loss was $193,026 and $66,226 respectively.  The net loss in the quarter ended September 30, 2014 was the result of consulting expenses in relation to the business operations and development, loss on extinguishment of debt, and a gain on change in fair value of derivatives.

During the nine months ended September 30, 2014, and 2013 the net loss was $323,409 and $94,499 respectively.  The net loss in the quarter ended September 30, 2014 was the result of consulting expenses in relation to the business operations and development, loss on extinguishment of debt, and a gain on change in fair value of derivatives.

Liquidity and Capital Resources

Our cash balance as of September 30, 2014 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of September 30, 2014 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of September 30, 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the nine months ended September 30, 2014, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2014, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities.

Six convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, has been declared in default by letter dated January 10, 2013. According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the two notes as of September 30, 2014 was $93,750 and the September 17, 2011 note has been fully discharged as of September 30, 2014.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

10

Agreement and Plan of Merger and Acquisition dated November 14, 2014 between Adama Technologies, Inc., Focus Gold Financial Corp., Focus Gold Commercial Resolution, Inc. and Capital Interchange Corporation.

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

November 19, 2014

ADAMA TECHNOLOGIES CORPORATION

By:     /s/ Michael Choo

      Michael Choo

      Chairman and CEO