Form 10-K
period 2014-12-31
Adama Technologies Corp
filed 2015-04-15
CIK 1422222

_____________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares of the issuer’s common stock issued and outstanding as of April 15, 2015 was 328,851,197 shares.

TABLE OF CONTENTS

i

ADAMA TECHNOLOGIES CORP

Annual Report on Form 10-K for the

Year Ended December 31, 2014.

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

Item 1.  Business.

HISTORY OF OUR COMPANY

Adama Technologies Corp. was incorporated in Delaware on September 19, 2007. On November 25, 2007 we executed an exclusive worldwide patent-pending sale agreement with the inventor of a patent-pending technology (Patent Application Number: 11/720,518) and planned to use that technology (security systems for mobile vehicles, trucks, and shipping containers) to create a unique wireless data platform to support minute by minute data transmissions.  We completed a public offering of our common stock in the first half of 2008, raising aggregate gross proceeds of $90,000 pursuant to a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on February 19, 2008.  A private placement of common stock was later completed on July 3, 2008, raising aggregate gross proceeds of $90,000 from 22 investors.  On July 28, 2008 we implemented a 5 for 1 forward stock split.  On October 28, 2011, the Company initiated a reverse stock split on its common stock of 300-1 which became effective on October 28, 2011. The authorized shares of the Company did not change.  In June, 2013, we relocated our corporate offices to Florida.

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

OUR CURRENT BUSINESS

During prior fiscal years, we engaged in various mining and mineral activities through acquisition and licensing transactions, as reported in a prior periodic reports for fiscal year ending December 31, 2013 and prior fiscal years.  In the year ended December 31, 2014, we terminated all mining and mineral activities and began actively seeking merger or acquisition partners as our sole activity. As a result, we are now classified as a shell company under Rule 12b-2 under the Exchange Act.

Employees

We have no full time or part-time employees except for such services as are required in connection with searching for suitable acquisition partners, which activities are performed by our sole officer and director and by various consultants. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months, unless we complete a planned merger, as discussed in Other Matters.

During the period covered by this report, we conducted no business operations and generated no revenue.  We intend to serve as a corporate vehicle that will seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (“Target Business”) that desires to employ our Company to become a publicly traded corporation that reports under the Securities Exchange Act of 1934 (“Exchange Act”). Other than as described herein, we do not engage in any substantive commercial business or other business operations. We face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We are in our development stage.

Our present officer and director is our only employee, and he devotes a minimal amount of his time to our business. We have no full time employees.  We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses.  Our need for employees and their availability will be addressed in connection with the decision whether or not to consummate a specific Business Combination.

We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential that, in the opinion of management, could provide a profit to our Company and our stockholders. We may effect a Business Combination with a Target Business that may be financially unstable or in its early stages of development or growth.  We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present affiliates may become involved in the management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal, agreement, understanding or arrangement to effect a Business Combination with any Target Business, and we have not identified any specific business or company for investigation and evaluation.

We encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than we do and we cannot assure you that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive acquisition prospects.  We cannot assure you that such prospects will permit us to meet our stated business objectives. Our limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our resources thereto.

We cannot presently ascertain with any degree of certainty the time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and complete a Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws).

Until we raise sufficient capital and/or complete a Business Combination, our Company does not expect to meet its current capital requirements for the next twelve months; and we cannot assure you that even if we raise sufficient capital and complete a Business Combination, that we will ever meet any of our capital requirements.

Our Company must generate additional resources to enable us to pay our obligations as they come due, and our Company must ultimately implement a new business plan and achieve profitable operations.  We cannot assure you that we will be successful in any of these activities.  Should any of these events not occur, our financial condition will be materially adversely affected. If our Company remains dormant, we will need to raise additional capital to meet our current capital requirements for the next twelve months.

If we consummate a Business Combination with a Target Business which operates in an industry which is regulated or licensed by federal, state or local authorities, compliance with such regulations could be a time-consuming and expensive process.

Employees

Our present officer and director is our only employee, and he devotes minimal time to our business. We have no full-time employees. We expect to use consultant, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses.

Facilities

Our principal executive offices are now located at 1365 N. Courtenay Parkway, Suite A, Merritt island, Florida 32953, in offices provided by an independent consulting firm as part of a contractual administrative and financial consulting agreement. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.

Government Regulations

During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 1A.  Risk Factors

The purchase of shares of capital stock of our Company involves many risks.  A prospective investor should carefully consider the following risk factors before making a decision to purchase any such shares:

We have a limited operating history and a history of losses.

Our Company has no current operations and, as such, may not be able to overcome unanticipated difficulties that may be encountered related to the implementation of its business plan. Our Company has a limited operating history, limited revenue from operations and a history of losses. In addition, because our Company currently has no operations, our Company faces all of the risks inherent with a start-up business, including the possibility that our Company cannot complete a Business Combination with a Target Business that is viable. We cannot assure you that if our Company identifies and completes a Business Combination with a Target Business that such business will ever be profitable. Our Company may also face unforeseen problems, difficulties, expenses or delays in implementing its business plan.

We need to obtain additional funds to continue with our business.

We need to obtain additional funds to continue with our business to fund general and administrative expenses and periodic reporting requirements, and we cannot assure you that such funds will be available, or will be available on favorable terms. Failure to secure needed funds will directly impact our Company’s ability to maintain its reporting status, and potentially, the corporate entity itself. While management has dedicated itself to the efforts to secure needed funds, the outcome and ultimate success of those efforts is uncertain.

Investing in our stock is highly speculative and an investor could lose some or the entire amount invested.

Our business plan is highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general and very small capitalization companies in particular.

The cost of maintaining our reporting obligations is high compared to our available cash.

Our Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, to remain current as a public company. In order to meet these obligations, our Company will need to continue to raise capital. If adequate funds are not available to our Company, it will be unable to comply with those requirements.

 Our stockholders face potential dilution in any new financing.

Any additional equity that our Company raises would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Such dilution in any financing of a meaningful amount could be substantial.

If we complete a Business Combination with a Target Business, we will be dependent upon market acceptance and competitive factors.

The success of any Target Business we complete a Business Combination with will be highly dependent upon, among other things, gaining market acceptance from customers that will use our Target Business’ products and services. More specifically, these factors include, among other things, how well its products or services perform (ease of implementation, ease of use by customers, reliability, and scope of products and services), competitive forces, the level of consumer demand for products and services offered, the selling prices of its products and services, and the effectiveness of our marketing activities.

Our Sole Officer and Director Controls Our Company’s Affairs and Operations and One Shareholders Controls more than Half the Vote.

Our management owns none of the issued and outstanding shares of our common stock, but one holder, iEquity Corp., owns all of the preferred stock which carries 60 percent of the total vote on all matters submitted to the shareholders for approval.  Our Company’s articles of incorporation do not provide for cumulative voting for the election of directors. Consequently, even if additional shares of our common stock are issued, so long as one holder continues to own 60% of the total vote of our issued and outstanding shares of common and preferred stock, that holder can elect all of our directors, appoint officers and otherwise control our affairs and operations. Further, our board of directors currently has no formal committees, such as a compensation committee or an audit committee, and most likely will not form such committees until sometime after the consummation of a Business Combination.

The Public Trading Market for Our Company’s Securities is Inactive and We Cannot Assure You That an Active Public Trading Market Will Develop.

Although our common shares trade on the OTC Markets under the symbol ADAC, there is minimal public trading activity.  We cannot assure you that a regular trading market will develop for the shares of our Common Stock or that, if developed, any such market will be sustained. Trading of our Common Stock will likely be conducted through what is customarily known as the Over-The-Counter Bulletin Board.

Rules related to low-priced equity securities may make it harder for you to sell our common stock.

Our Company’s securities, if and when available for trading, will likely be subject to the SEC’s rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. These rules regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. These requirements may have the effect of reducing the level of trading activity in the secondary markets for a stock that is subject to the penny stock rules.

Rule 144 May Not Be Available To You When and If You Decide To Sell Securities of our Company

Our Company is a shell company and you will not be eligible to utilize Rule 144 for the resale of your shares of common stock until one year after we file “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company, but, only for so long as we have been current with the filing of all of our periodic reports with the SEC and remain current with such filings. In the event this does not occur, you will not be able to resell your securities pursuant to Rule 144.  If there is no other exemption available to you at the time, you will not be able to resell your securities and recoup your investment unless and until our Company has remedied its periodic filing obligations with the SEC.  There can be no assurance that our Company will remedy such deficiency.

Any Returns on Investment May Be Limited to the Value of our Company’s Common Stock

We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our Company’s common stock may be less valuable because a return on investment will only occur if its stock price appreciates

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Our executive offices are located at 1365 N. Courtenay Parkway, Suite A. Merritt Island, Florida 32953, in offices provided by an independent consulting firm as part of a contractual administrative and financial consulting agreement. We believe that this space is adequate for our current and immediately foreseeable operating needs.

ITEM 3.  LEGAL PROCEEDINGS.

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik, in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint was apparently served on former management but was never answered or otherwise responded to by former management and was never disclosed in our prior periodic filings.  The Plaintiff seeks to recover $45,395 in cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture to it of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action by prior management, a default was entered against us, and plaintiff is seeking entry of a default judgment.  As of the date of this report, no default judgment has been entered in the case, to our knowledge.

There are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party adverse to the Company or has a material interest adverse to the Company. The Company has no property and is not the subject of any other pending legal proceedings.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be traded on the OTC Markets, under the ticker symbol ADAC.

Holders

As of December 31, 2014, there were 328,851,197 shares of our common stock issued and outstanding, which were held by 195 stockholders of record.  No common shares were issued during the year ended December 31, 2014 or to the date of filing of this report.

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

Equity Compensation Plans

On July 22, 2009, the Company adopted the Stock Incentive Plan, pursuant which the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors, consultants and service providers of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 25,000,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan. The plan is administered by the Board.   No shares have been issued under this Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales or issuances of our common stock in the fiscal year ended December 31, 2014.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 6.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have not generated any revenues to date.

Our sole business plan is to identify, negotiate and enter into an acquisition transaction with an operating company on terms to be negotiated in the best interests of our shareholders

Results of Operations

We have not generated any revenues to date.  Our operating expenses in the year ended December 31, 2014 amounted to $218,310 as compared to $108,632 for the year ended December 31, 2013. Expenses in 2014 were comprised primarily of third party consulting expenses and transfer agent fees.

Our net loss in the year ended December 31, 2014, amounted to $421,129 as compared to the net loss of $354,509 during the year ended December 31, 2013. Net loss in 2014 was comprised primarily of third party consulting expenses, interest, and loss on extinguishment of debt.

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

Liquidity and Capital Resources

We had no cash at December 31, 2014, or at December 31, 2013.

There is no cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months, unless we initiate or acquire a new operating business.

At December 31, 2014, we had $363,750 in principal amount of outstanding convertible notes plus accrued interest of $74,341.

The Company had working capital deficit of $689,701 and $488,819 for the year ended December 31, 2014 and 13 respectively.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have not yet established any source of revenue to cover our operating costs, and we have incurred an operating loss since inception. Further, as of December 31, 2014, our cash resources were insufficient to meet our current business plan, and we had negative working capital. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern. As of December 31, 2014, the Company has an accumulated deficit of $18,462,134.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO criteria. Based on the assessment performed, management believes that as of December 31, 2014, our internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, we determined that there were no material weaknesses in our internal control over financial reporting as of December 31, 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2014, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Alberta, Canada Securities Commission Cease Trade Order.

In late January, 2014, we were notified by letter from the Alberta Securities Commission in Calgary, Alberta, Canada, that we are considered by them to be an “Alberta reporting company” by virtue of an Alberta ordinance making any US company with its shares trading in the US over-the-counter markets, automatically an Alberta reporting company if any officer, director or consultant with executive or fund-raising responsibilities is a resident of Alberta.  Since Michael Gelmon, our now former CEO, is a Calgary resident, the Alberta Securities Commission deemed the Company to be a reporting issuer, required retroactively to file periodic reports in Alberta and to submit to the regulatory control of the Alberta Securities Commission, and accordingly issued a trading “cease and desist” order against trading of the common stock in Alberta. Mr. Gelmon was only affiliated with the Company from June 19, 2013 to February 4, 2014. There has been no further activity or response to this action and currently the Company has no officers or directors, shareholders of record, offices, assets or business located in Alberta.

Acquisitions.

Our management has been in discussions for some time regarding a possible acquisition of or merger with a financial industry company based in Florida.  As these discussions continue and come to fruition as expected, we will announce the details and effect of such a transaction.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers.

Name	Age	Positions and Offices Held

Michael Choo	51	Chief Executive Officer , Chief Financial/Accounting Officer, Secretary and Director

Our Directors hold office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

MICHAEL O. CHOO, 51, an experienced senior executive, is the former President & Chief Executive Officer of Bellflower Medical Center, Los Angeles, CA. Previously served as Principal, Managing Partner & President & Chief Executive Officer of Integra Healthcare, Inc., Principal, Managing Partner, & Chairman of The Board of Directors of Doctors’ Hospital of Shreveport, and Principal, Managing Partner & Senior Vice President of Operations for Ethicus Healthcare Management, LLC. Mr. Choo was also previously the Senior Vice President of Promise Healthcare, Inc. and Chief Executive Officer of Promise Specialty Hospital of Shreveport, a 146 bed JCAHO long-term acute care, acute rehabilitation, gerontologic and adult psych turnaround hospital located in Shreveport, Louisiana. As second in command of the Company, he had corporate oversight of the Company’s 14 other facilities from the standpoint of corporate recruitment, new business development, and operational turnaround. Before his departure from Promise Healthcare, Inc., he brought together over 120+ collective years of corporate operational experience, leadership, structure, “team concept” and organization to the Promise Healthcare Executive team. Mr. Choo has over 29 years of experience in healthcare with expertise in Operational Executive Management, Hospital Turnarounds, Hospital Acquisitions, and Ground Floor Start-ups. He has vast experience in the clinical setting as well as the operational and organizational development & structure of hospitals and healthcare organizations to comply with state & federal regulatory agency guidelines. Mr. Choo is finishing his Master’s degree in Business Administration from California Coast University, and served in executive positions with various hospitals and companies managing hospitals. He held a previous position as the Chief Executive Officer of HealthSouth in Reno a 63 Acute Rehabilitation Freestanding Hospital in Reno, NV acting as Team Leader for the HealthSouth Surgical center, and HealthSouth Sports Clinic in Carson City, NV. He also has been the Vice President of NPSI with responsibility for 4 major hospitals in the Los Angeles and San Diego area, and Regional Chief Operations Officer of ARMS with responsibilities for 5 hospital turnarounds and 2 ground floor start-ups.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Accrued Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Choo CEO	2014	52,500	0	0	0	0	0	0	$ 52,500
	2013	0	0	0	0	0	0	0	$ 0
Michael Gelmon, Former CEO	2014	0	0	0	0	0	0	30,000	$ 30,000
	2013	0	0	0	0	0	0	0	0

Long-Term Incentive Plans. As of December 31, 2014, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards  As of December 31, 2014, none of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the year 2014 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors. The salary to Mr. Choo has been accrued and not paid.

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

The percentages below are calculated based on 328,851,197 shares of our common stock issued and outstanding as of December 31, 20141. The address of each person listed is c/o the Company

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership
Michael Choo	0	-

Anoe SA	20,000,000	6.0%
Ahoran Albacher	43,000,000	13.1%
Roni Kotler	42,000,000	12.8%
Dori Sharoni	20,500,000	6.2%
[1] The vote attributed to the common stock listed above is only 40% of the total vote
iEquity Corp. holds 1 million shares of preferred stock with 60% of the total vote.

  Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate families of the foregoing had or is to have a direct or indirect material interest during the year ended December 31, 2014.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors.  We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Anton & Chia has served as our independent auditor for the fiscal years ended December 31, 2014 and 2013. The following table reflects the fees paid or accrued to our independent auditors in years ended December 31, 2014 and 2013:

	Fiscal Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$13,000	$14,000
Audit-Related Fees
Tax Fees	$0	$500
All Other Fees

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2014, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

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

ADAMA TECHNOLOGIES CORP.

Date April 15, 2015	By:	/s/ Michael Choo
Michael Choo
Chief Executive Officer , Chief Financial Officer, Secretary and Director
(Principal Financial and Accounting Officer)

ADAMA TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Adama Technologies Corporation

We have audited the accompanying balance sheets of Adama Technologies Corporation (the "Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $18,453,373 and $18,041,006 as of December 31, 2014 and 2013, respectively. The Company is also in default under certain of its loan agreements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach

April 15, 2015

F- 1

ADAMA TECHNOLOGIES CORP.

BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	137,653	116,787
Loans from related parties - Directors and stockholders	22,500	30,000
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	363,750	123,750
Derivative liability	171,560	215,282
Total Liabilities	698,463	488,819

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized
1,000,000 and 0 shares issued and outstanding	-	-
Additional paid in capital	17,781,857	17,564,292
Stock subscriptions receivable	(51,070)	(44,990)
Accumulated deficit	(18,462,134)	(18,041,006)
Total Stockholders’ Deficit	(698,463)	(488,819)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F- 2

ADAMA TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014

	For the Year Ended December 31,
	2014	2013
Revenues	$ -	$ -
Expenses:
General and administrative
Professional fees	10,400	6,620
Consulting	202,500	90,601
Other general and administrative expenses	5,410	11,411
Total Expenses	218,310	108,632
Loss before other expense	(218,310)	(108,632)
Other income (expense)
Derivative expense	-	(215,282)
Loss on extinguishment of debt	(203,564)	-
Change in fair value of derivatives	43,724	-
Interest expense	(49,978)	(30,595)
Loss before income taxes	(421,129)	(354,509)
Income tax expense	-	-
Net Loss	$ (421,129)	$ (354,509)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	399,996,431

The accompanying notes are an integral part of these financial statements.

F- 3

ADAMA TECHNOLOGIES CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock *		Additional Paid In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance - December 31, 2012	439,851,197	$43,982	-	$(44,990)	$(17,686,497)	$(600,553)
Conversion of note payable	9,000,000	903	22,150	-	-	23,053
Common stock previously issued to purchase asset - cancelled	(120,000,000)	(12,000)	12,000	-	-	-
Rescission of Ansalt transaction	-	-	400,000	-	-	400,000
Capital advances to shareholder	-	-	43,190	-	-	43,190
Net loss	-	-	-	-	(354,509)	(354,509)
Balance - December 31, 2013	328,851,197	$ 32,885	$ 17,564,292	$ (44,990)	$ (18,041,006)	$ (488,819)
NOHO subscription agreement	-	-	15,000	(15,000)	-	-
Payments on subscription receivables	-	-	-	7,920	-	7,920
Beneficial conversion feature	-	-	203,565	-	-	203,565
Net loss	-	-	-	-	(421,129)	(421,129)
Balance - December 31, 2014	328,851,197	$ 32,885	$ 17,782,857	$ (52,070)	$ (18,462,134)	$ (698,463)

The accompanying notes are an integral part of these financial statements.

F- 4

ADAMA TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
OPERATING ACTIVITIES:
Net Income (loss)	$ (421,129)	$ (354,509)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on extinguishment of debt	203,564	-
Amortization	-	2,310
Forgiveness of debt	-	31,300
Derivative expense	-	215,282
Change in fair value of derivatives	(43,722)	-
Accounts payable and accrued liabilities	261,288	101,016
Net Cash Used in Operating Activities	-	(4,601)

FINANCING ACTIVITIES:
Proceeds from third party	-	3,000
Proceeds from stockholder loans	-	1,000
Net Cash Provided by Financing Activities	-	4,000
Net Decrease in Cash	-	(601)
Cash, beginning of period	-	601
Cash, end of period	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -
Interest	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Issuance of common stock for investments	$ -	$ 31,750
Notes issued to settle payables	$ 270,000	$ -

The accompanying notes are an integral part of these financial statements.

F- 5

ADAMA TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corp. (“Adama Technologies” or the “Company”) is a Delaware corporation and was incorporated under the laws of the State of Delaware on September 17, 2007.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash equivalents at December 31, 2014 and 2013.

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

F- 6

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2014 and 2013, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

F- 7

Recent Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact on the adoption of ASU and do not believe the adoption will have significant impact on our financial statements and disclosures.

In June, 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

We have evaluated the other recent accounting pronouncements through ASU 2015-02 and believe that none of them will have a material effect on our financial statements.

(2)   Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of December 31, 2014, the Company has an accumulated deficit of $18,462,134

(3)     Convertible Notes Payable

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on August 18, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of December 31, 2012 this note was in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at December 31, 2014 was $45,000.

F- 8

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on January 27, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of January 28, 2013 this note was in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. As of December 31, 2014, the note balance was $48,750.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $30,000 of the beneficial conversion feature has been amortized as of December 31, 2014.

On January 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $23,564 was determined to exist and was recorded at the time of issue. This note is in default subsequent to the year ended December 31, 2014.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue. This note is in default subsequent to the year ended December 31, 2014.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue. This note is in default subsequent to the year ended December 31, 2014.

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

F- 9

On December 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on December 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

For the year ended December 31, 2014 and 2013 the Company has recognized $42,978 and $30,595 in interest expense related to the notes and has amortized $nil and $2,310 of the beneficial conversion features which has been recorded as interest expense, respectively.

(4)   Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 3.

As of December 31, 2014, the fair value of the Company’s derivative liabilities was $171,560.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2013	$215,282
Additions	-
Change in fair value	(43,722)
Deletions	-
Balance at December 31, 2014	$171,560

The fair values of derivative instruments were estimated using the Black Scholes valuation model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.12%
Expected volatility	200.29%
Expected life	0.496 year

(5)   Common Stock

The Company issued no common stock during the year ended December 31, 2014.  Details of prior stock issues are listed in the Company’s annual report for the year ended December 31, 2013. On March 25, 2014, Novation Holdings, Inc., an unrelated party, purchased 1,000,000 shares of voting preferred stock for $7,500.  The preferred shares has voting power equal to 60 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors.

F- 10

(6)   Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 was as follows (assuming a 23% effective tax rate):

	2014	2013

Current Tax Provision:
Federal-
Net income	$—	$—
Non-deductible expenses	—	—
Taxable income	—	—

Net operating loss carryforward	—	—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$94,790	$81,537
Non-deductible expenses	-	-
Change in valuation allowance	(94,790)	(81,537)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2014 and 2013, as follows:

	2014	2013

Loss carryforwards	$1,194,391	$1,099,602
Less - Valuation allowance	(1,194,391)	(1,099,602)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2014 and 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2014, the Company had approximately $4,576,381 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(

F- 11

7)  Pending Litigation

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik, in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint was apparently served on former management but was never answered or otherwise responded to by former management and was never disclosed in our prior periodic filings.  The Plaintiff seeks to recover $45,395 in cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture to it of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action by prior management, a default was entered against us, and plaintiff is seeking entry of a default judgment.  As of the date of this report, no default judgment has been entered in the case, to our knowledge.

There are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party adverse to the Company or has a material interest adverse to the Company. The Company has no property and is not the subject of any other pending legal proceedings.

8)  Subsequent Events

Effective November 14, 2014, the Company entered into an Agreement and Plan of Merger and Acquisition with Capital Interchange Corporation, a Florida corporation  (CIC), Focus Gold Commercial Resolution, Inc., a Florida corporation, and Focus Gold Financial Corp., a Florida corporation, for a three-way merger, expected to close by December 31, 2014. Under the terms of the agreed merger transaction,

CIC will become the parent holding company of the Company and the Focus Gold companies, the latter of which will also merge with each other; CIC will assume the reporting obligations of the Company under the Securities and Exchange Act of 1934; CIC will acquire and manage distressed debt obligations; and the Focus Gold companies will continue their existing business of accounts receivable management, including collecting activities with respect to purchased debt provided to it by CIC.  Certain defined debts of the Company and the Focus Gold companies will be assumed by CIC as part of the acquisition price, but otherwise the Company and the Focus Gold companies will remain as separate corporate entities. CIC will issue one new share of common stock to the shareholders of the Company for each 1,000 fully diluted common shares of the Company then outstanding; the outstanding Series A Preferred Stock of the Company will be exchanged for Series A Preferred Stock of CIC on the same terms and preferences; each share of each of the Focus Gold companies will be exchanged for ten shares of CIC common stock, and CIC common shareholders will retain a fifty percent ownership of the resulting common shares outstanding after the transaction.

Closing of the transaction will close as soon as all of the regulatory compliance matters have been completed, including the registration of shares to be issued in the transaction as required by applicable federal and state securities laws, and is expected to close by June 30, 2015.

F- 12