Form 10-Q
period 2015-03-31
Adama Technologies Corp
filed 2015-05-20
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended March 31, 2015

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

Yes [X ]  No [  ]

As of May 20, 2015, 328,851,197 shares of common stock, par value $0.0001 per share, were issued and outstanding and 500,000,000 common shares were authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

ADAMA TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	151,580	137,653
Loans from related parties - Directors and stockholders	22,500	22,500
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	393,750	363,750
Derivative liability	127,768	171,560
Total Liabilities	698,598	698,463

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized
1,000,000 and 0 shares issued and outstanding, respectively	1,000	-
Additional paid in capital	17,810,856	17,781,857
Stock subscriptions receivable	(51,070)	(51,070)
Accumulated deficit	(18,492,269)	(18,462,134)
Total Stockholder’s Deficit	(698,598)	(698,463)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31,
	2015	2014
Revenues	$ -	$ -
Expenses:
General and administrative
Professional fees	-	5,200
Consulting	30,000	60,000
Other general and administrative expenses	-	851
Total Expenses	30,000	66,051
Loss before other income (expense)	(30,000)	(66,051)
Other income (expense)
Loss on extinguishment of debt	(30,000)	-
Change in fair value of derivatives	43,792	67,444
Interest expense	(13,926)	(8,032)
Loss before income taxes	(30,134)	(6,639)
Income tax expense	-	-
Net Loss	$ (30,134)	$ (6,639)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	328,851,197

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
OPERATING ACTIVITIES:
Net loss	$ (30,134)	$ (6,639)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on extinguishment of debt	30,000	-
Change in fair value of derivatives	(43,792)	(67,444)
Accounts payable and accrued liabilities	43,926	74,083
Net Cash Used in Operating Activities	-	-
Net Increase (decrease) in Cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -
Interest	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Notes issued to settle payables	$ 30,000	$ 90,000

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corporation (“Adama Technologies” or the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2007.  The Company currently conducts no active operations and is engaged in identifying and merging with a suitable operating company.  An Agreement and Plan of Merger has been signed with Capital Interchange Corporation, a Florida corporation, for a three-way merger, expected to close June 30, 2015. See, Subsequent Events.

The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of March 31, 2015, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015, and the results of its operations and its cash flows for the period ended March 31, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the Securities and Exchange Commission (”SEC”), for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash equivalents at March 31, 2015 and 2014.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

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

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2015 and December 31, 2014, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Beneficial Conversion Features

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

Recent Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact on the adoption of ASU and do not believe the adoption will have significant impact on our financial statements and disclosures.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended May 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

We have evaluated the other recent accounting pronouncements through ASU 2015-08 and believe that none of them will have a material effect on our financial statements.

Note 2 Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of March 31, 2015, the Company has an accumulated deficit of $18,492,269.

Note 3 Convertible Notes Payable

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at March 31, 2015 was $45,000.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at March 31, 2015 was $48,750.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $30,000 of the beneficial conversion feature has been amortized as of March 31, 2015. This note is in default.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

Note 3  Convertible Notes Payable (continued)

On January 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $23,564 was determined to exist and was recorded at the time of issue. This note is in default.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue. This note is in default.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue. This note is in default March 31, 2015.

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

On March 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

Note 3  Convertible Notes Payable (continued)

As of March 31, 2015 and December 31, 2014, the balance of convertible notes payable was $393,750 and $363,750.

For the three months ended March 31, 2015 the Company has recognized $13,926 in interest expense.

Note 4 Derivative Liability

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of March 31, 2015, the fair value of the Company’s derivative liabilities was $127,768.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2014	$171,560
Additions	-
Change in fair value	(43,792)
Deletions	-
Balance at March 31, 2015 (unaudited)	$127,768

The fair values of derivative instruments were estimated using the Black Scholes pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.17%
Expected volatility	182.71%
Expected life	0.25 year

Note 5 Stockholders’ Deficit

During the quarter ended March 31, 2015, the Company did not issue any shares of common stock. As a result, the total shares outstanding as of March 31, 2015 remained at 328,851,197.

On March 25, 2014, Novation Holdings, Inc., an unrelated party, agreed to purchase 1,000,000 shares of voting preferred stock for $15,000.  The preferred shares have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors. The preferred shares have been issued.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015 (Unaudited)

Note 6  Pending Litigation.

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior episodic filings, seeks to recover $45,395 in a cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action, the Company is now in default in this action and plaintiff is seeking entry of a default judgment.  Management has engaged with plaintiff and attempted to reach an amicable resolution of the matter. No amount has been accrued in the financial statements related to the legal proceedings, no judgment has been entered and the current status of the matter is unknown.

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

Note 7 Subsequent Events

Effective November 14, 2014, the Company entered into an Agreement and Plan of Merger and Acquisition with Capital Interchange Corporation, a Florida corporation  (CIC), Focus Gold Commercial Resolution, Inc., a Florida corporation, and Focus Gold Financial Corp., a Florida corporation, for a three-way merger, which was expected to close by December 31, 2014. The Agreement was rescinded and a new agreement was entered into on March 15, 2015 with Capital Interchange Corporation only. Under the terms of the agreed merger transaction, CIC will become the parent holding company of the Company and a newly formed subsidiary of CIC  will also merge with each other; CIC will assume the reporting obligations of the Company under the Securities and Exchange Act of 1934; and will apply for a new trading symbol for the common stock issued in the transaction and each shareholder of the Company will receive 1 share of CIC for each 1,000 shares of common stock in the Company held by each shareholder.

CIC will acquire and manage distressed debt obligations; and will contract for accounts receivable management, including collecting activities with respect to purchased debt provided by CIC.  Certain defined debts of the Company will be assumed by CIC as part of the acquisition price, but otherwise the Company and CIC will remain as separate corporate entities. CIC will issue one new share of common stock to the shareholders of the Company for each 1,000 fully diluted common shares of the Company then outstanding; the outstanding Series A Preferred Stock of the Company will be exchanged for Series A Preferred Stock of CIC on the same terms, and CIC common shareholders will receive two shares of CIC for each common share held before the transaction.

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

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Plan of Operation

Effective November 14, 2014, the Company entered into an Agreement and Plan of Merger and Acquisition with Capital Interchange Corporation, a Florida corporation  (CIC), Focus Gold Commercial Resolution, Inc., a Florida corporation, and Focus Gold Financial Corp., a Florida corporation, for a three-way merger, which was expected to close by December 31, 2014. The Agreement was rescinded and a new agreement was entered into on March 15, 2015 with Capital Interchange Corporation only. Under the terms of the agreed merger transaction, CIC will become the parent holding company of the Company and the company and a newly formed subsidiary of CIC  will also merge with each other; CIC will assume the reporting obligations of the Company under the Securities and Exchange Act of 1934; and will apply for a new trading symbol for the common stock issued in the transaction .and each shareholder of the Company will receive 1 share of CIC for each 1,000 shares of common stock in the Company held by each shareholder.

CIC will acquire and manage distressed debt obligations; and will contract for accounts receivable management, including collecting activities with respect to purchased debt provided by CIC.  Certain defined debts of the Company will be assumed by CIC as part of the acquisition price, but otherwise the Company and CIC will remain as separate corporate entities. CIC will issue one new share of common stock to the shareholders of the Company for each 1,000 fully diluted common shares of the Company then outstanding; the outstanding Series A Preferred Stock of the Company will be exchanged for Series A Preferred Stock of CIC on the same terms, and CIC common shareholders will receive two shares of CIC for each common share held before the transaction.

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

Following the closing of the transaction, it is anticipated that the common share structure of the surviving entity (CIC) will be approximately as follows:

	Number of Shares	Percent
Old ADAC common shareholders	361,102	2
CIC shareholders	20,000,000	98
Totals	20,361,102	100

1Based on the assumed conversion of $62,500 in original principal amount of convertible debt, plus interest and penalties into common stock prior to the closing of the transaction.

Closing is subject to approval of the shareholders of the constituent corporations and to regulatory compliance, as well as completion of an audit of the financial affairs of CIC.

Employees

Other than our current directors and officers, we have no employees at March 31, 2015.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended March 31, 2015 and 2014

Revenues

The Company did not generate any revenues from operations for the three and nine months ended March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015 and 2014, total operating expenses were $30,000 and $66,051, respectively. The operating expenses were primarily the result of professional and consulting fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended March 31, 2015 and 2014 the net loss was $30,134 and $6,639 respectively.  The net loss in the quarter ended March 31, 2015 was the result of consulting expenses in relation to the business operations and development, loss on extinguishment of debt, and a gain on change in fair value of derivatives.

Liquidity and Capital Resources

Our cash balance as of March 31, 2015 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As of March 31, 2015, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended March 31, 2015, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities.

Six convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, has been declared in default by letter dated January 10, 2013. According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the two notes as of March 31, 2015 was $93,750 and the September 17, 2011 note has been fully discharged as of March 31, 2015.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

10

Agreement and Plan of Merger and Acquisition dated March 15, 2015 between Adama Technologies, Inc., and Capital Interchange Corporation.

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

May 20, 2015

ADAMA TECHNOLOGIES CORPORATION

By:     /s/ Michael Choo

      Michael Choo

      Chairman and CEO