Form 10-Q
period 2015-06-30
Adama Technologies Corp
filed 2015-10-13
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended June 30, 2015

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

5005 Elbow Drive SW, Suite 207

Calgary, Alberta, Canada T2S2T6

 (Address of principal executive offices)

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

Yes [X ]  No [  ]

As of October 13, 2015, 328,851,197 shares of common stock, par value $0.0001 per share, were issued and outstanding and 500,000,000 common shares were authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

SIX MONTHS ENDED JUNE 30, 2015

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

ADAMA TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 149,271	$ 137,653
Loans from related parties - Directors and stockholders	-	22,500
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	506,250	363,750
Judgment Payable	181,250	-
Derivative liability	124,243	171,560
Total Liabilities	964,014	698,463

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized
1,000,000 and 0 shares issued and outstanding, respectively	1,000	-
Additional paid in capital	17,872,287	17,781,857
Common stock issuable	67,240	-
Stock subscriptions receivable	-	(51,070)
Accumulated deficit	(18,937,426)	(18,462,134)
Total Stockholder’s Deficit	(964,014)	(698,463)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$ -	$ -	$ -	$ -
Expenses:
General and administrative
Professional fees	2,625	-	2,625	5,200
Consulting	90,000	30,000	120,000	90,000
Other general and administrative expenses	-	284	-	1,135
Total Expenses	92,625	30,284	122,625	96,335
Loss before other income (expense)	(92,625)	(30,284)	(122,625)	(96,335)
Other income (expense)
Forgiveness of debt	22,030	-	22,030	-
Loss on judgment	(248,490)	-	(248,490)	-
Loss on extinguishment of debt	(112,500)	(40,482)	(142,500)	(40,482)
Change in fair value of derivatives	3,524	(43,278)	47,316	24,166
Interest expense	(17,095)	(9,699)	(31,022)	(17,732)
Loss before income taxes	(445,156)	(123,743)	(475,291)	(130,383)
Income tax expense	-	-	-	-
Net Loss	$ (445,156)	$ (123,743)	$ (475,291)	$ (130,383)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	328,851,197	328,851,197	328,851,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
OPERATING ACTIVITIES:
Net loss	$ (475,291)	$ (130,383)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on extinguishment of debt	142,500	40,482
Forgiveness of debt	(22,030)	-
Judgment payable	248,490	-
Change in fair value of derivatives	(47,316)	(24,166)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	153,647	114,067
Net Cash Used in Operating Activities	-	-
Net Increase (decrease) in Cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income Taxes	$ -	$ -
Interest	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Notes issued to settle payables	$ 142,500	$ 90,000
Settlement of Judgement	$ 67,240	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corporation (“Adama Technologies” or the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2007.  The Company currently conducts no active operations and is engaged in identifying and merging with a suitable operating company.  An Agreement and Plan of Merger has been signed with Incubator Holdings, Inc., a Wyoming corporation, for a three-way merger, expected to close by October 31, 2015. See Note 7. Subsequent Events.

The accompanying condensed financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of June 30, 2015, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015, and the results of its operations and its cash flows for the period ended June 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the Securities and Exchange Commission (”SEC”), for additional information, including significant accounting policies.

Cash

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash and cash equivalents at June 30, 2015 and 2014.

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

JUNE 30, 2015 (Unaudited)

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2015 and December 31, 2014, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

Payables

During the quarter ended June 30, 2015, the Company determined that a total of $22,030 in open accounts payable should be written off as they were more than 3 years old and no longer enforceable under Delaware law.

Estimates

The condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

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

Note 2 Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

from the possible inability of the Company to continue as a going concern. As of June 30, 2015, the Company has no cash and an accumulated deficit of $18,937,426.

Note 3 Convertible Notes Payable

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. The conversion feature was determined to exist and was recorded at the time of issue as a derivative liability, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at June 30, 2015 was $45,000.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. The conversion feature was determined to exist and was recorded at the time of issue as derivative liability, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at June 30, 2015 was $48,750.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $30,000 of the beneficial conversion feature has been amortized as of June 30, 2015. This note is in default.

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

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue. This note is in default March 31, 2015.                                                      F-7

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

Note 3  Convertible Notes Payable (continued)

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

On April 1, 2015, the Company converted $52,500 of compensation owed into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 31, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $52,500 was determined to exist and was recorded at the time of issue.

On April 1, 2015, the Company converted $30,000 of compensation owed into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 31, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

On June 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

Note 3  Convertible Notes Payable (continued)

As of June 30, 2015 and December 31, 2014, the balance of convertible notes payable was $506,250 and $363,750.

For the six months ended June 30, 2015 and 2014, the Company has recognized $31,022 and $17,732 in interest expense, respectively.

Note 4 Derivative Liability

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of June 30, 2015, the fair value of the Company’s derivative liabilities was $124,243.

The following table summarizes the derivative liabilities included in the balance sheets:

Note 4 Derivative Liability (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2014	$171,560
Additions	-
Change in fair value	(47,317)
Deletions	-
Balance at June 30, 2015 (unaudited)	$124,243

The fair values of derivative instruments were estimated using the Black Scholes pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.18%
Expected volatility	2.31%
Expected life	0.25 year

Note 5 Stockholders’ Deficit

During the quarter ended June 30, 2015, the Company did not issue any shares of common stock. As a result, the total shares outstanding as of June 30, 2015 remained at 328,851,197.

On March 25, 2014, Novation Holdings, Inc., an unrelated party, agreed to purchase 1,000,000 shares of voting preferred stock for $15,000.  The preferred shares have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors. The preferred shares have been issued and were subsequently transferred by Novation Holdings during the six months ended June 30, 2015.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

Note 6  Pending Litigation.

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior periodic filings, seeks to recover $45,395 in a cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action by prior management, the Company is in default in this action and plaintiff is seeking entry of a default judgment.  On June 5, 2015, the Court entered a default judgment against the Company in the amount of $170,000 plus 2.5 percent of the outstanding common stock plus attorneys’ fees of $11,250. The Company has recorded the amount of $248,490, as compensation for the quarter ended June 30, 2015 and has reserved 6,724,015 common shares ($67,240 value) for issuance under this judgment.  The Company has no assets available to satisfy the judgment amount, which is reported on the financial statements as an unsecured liability.

There are no other known pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company has no property so no property of the Company is the subject of any other pending legal proceedings.

Note 7 Subsequent Events

On September 10, 2015, the Company entered into an Agreement and Plan of Merger and Acquisition with Incubator Holdings, Inc., a Wyoming corporation.  Under the terms of that Agreement, Incubator Holdings formed an acquisition subsidiary, ADAC Acquisition Corp. in Florida, the Company will merge into that subsidiary, the common shareholders of the Company will receive common shares of Incubator Holdings on the basis of 1 share of Incubator for each 250 shares of the Company held, the preferred shareholder of the Company will receive one preferred share of Incubator Holdings for each share of Series A Preferred Stock of the Company outstanding, and Incubator Holdings will assume the obligations of the Company as an SEC reporting entity.  Incubator also will apply for a new CUSIP number for the common shares and a new trading symbol.  The Company will become a private subsidiary of Incubator Holdings, and will retain all of its existing debts and liabilities except for $352,500 in specific debt that will be assumed by Incubator Holdings under the Agreement.  The existing common shareholders of the Company will receive a total of ten percent of the resulting outstanding common stock of Incubator Holdings and the existing common shareholders of Incubator Holdings will retain 90 percent of the common stock after the acquisition.

Completion of the proposed acquisition will require approval of a majority vote of the shareholders of the Company as well as compliance with all regulatory requirements.  Closing is expected to be on or before October 31, 2015, subject to completion of all required regulatory filings.

Incubator Holdings is a Wyoming Holding company which has acquisition agreements in place for the acquisition of two existing operating companies:

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

Note 7 Subsequent Events (continued)

Acquisition #1 specializes in precision machining and aerospace manufacturing. Since its inception in 1974, this company has concentrated on safety critical aerospace landing gear. It has numerous government contracts extended over several years. As a result of quality work, this company was awarded the Award for Excellence by the U.S. Government. This company has state of the art technology coupled with programmers that have extensive education and expertise to meet customer expectations.

Acquisition #2 protects families and businesses from identity theft which has become the number one crime in the nation. This company provides far more than the typical credit card protection. In fact, it supplies the “7” essential components of whole identity protection. These include:

1.

Whole identity monitoring-not just credit cards

2.

Cyber-crime protection—hackers, viruses, etc.

3.

Credit-manage and protect your credit

4.

Privacy-minimize junk mail, spam, etc.

5.

Lost wallet protection

6.

Whole identity recovery—restoration to pre-theft status

7.

Cyberhood watch—24/7 real-time alerts

Closing of the acquisitions of these two target companies will be completed after the merger of the Company with ADAC Acquisition Corp.  As a result the Company will be filing Form 10 information to terminate its current status as a shell company within the meaning of the federal securities laws as soon as that merger closes.

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

Corporate Background

We were incorporated in Delaware on September 17, 2007 as 1 Lane Technologies Corporation. On February 27, 2009, our corporate name was changed to Adama Technologies Corporation to better reflect our business activities.  We acquired the rights to a patent- pending technology upon which a unique wireless data platform is built. On October 27, 2008, we abandoned the business relating to the patent technology and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology.  Subsequently, we have acquired and thereafter abandoned several mining and mining related companies, but as of September 30, 2014, we became a shell company and have no operating activities.

Our principal executive offices are located at 5005 Elbow Drive, Calgary, Alberta, Canada T2S2T6 in space provided by an independent management consultant.  We are being provided this space for no additional charge. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.  Our fiscal year end is December 31.

Plan of Operation

Effective November 14, 2014, the Company entered into an Agreement and Plan of Merger and Acquisition with Capital Interchange Corporation, a Florida corporation  (CIC), Focus Gold Commercial Resolution, Inc., a Florida corporation, and Focus Gold Financial Corp., a Florida corporation, for a three-way merger, which was expected to close by December 31, 2014. The proposed transaction has now been abandoned.

On September 10, 2015, the Company entered into an Agreement and Plan of Merger and Acquisition with Incubator Holdings, Inc., a Wyoming corporation.  Under the terms of that Agreement, Incubator Holdings formed an acquisition subsidiary, ADAC Acquisition Corp. in Florida, the Company will merge into that subsidiary, the common shareholders of the Company will receive common shares of Incubator Holdings on the basis of 1 share of Incubator for each 250 shares of the Company held, the preferred shareholder of the Company will receive one preferred share of Incubator Holdings for each share of Series A Preferred Stock of the Company outstanding, and Incubator Holdings will assume the obligations of the Company as an SEC reporting entity.  Incubator also will apply for a new CUSIP number for the common shares and a new trading symbol.  The Company will become a private subsidiary of Incubator Holdings, and will retain all of its existing debts and liabilities except for $352,500 in specific debt that will be assumed by Incubator Holdings under the Agreement.  The existing common shareholders of the Company will receive a total of ten percent of the resulting outstanding common stock of Incubator Holdings and the existing common shareholders of Incubator Holdings will retain 90 percent of the common stock after the acquisition.

Completion of the proposed acquisition will require approval of a majority vote of the shareholders of the Company as well as compliance with all regulatory requirements.  Closing is expected to be on or before October 31, 2015, subject to completion of all required regulatory filings.

Incubator Holdings is a Wyoming Holding company which has acquisition agreements in place for the acquisition of two existing operating companies:

Acquisition #1 specializes in precision machining and aerospace manufacturing. Since its inception in 1974, this company has concentrated on safety critical aerospace landing gear. It has numerous government contracts extended over several years. As a result of quality work, this company was awarded the Award for Excellence by the U.S. Government. This company has state of the art technology coupled with programmers that have extensive education and expertise to meet customer expectations. In addition, this company which does several million dollars annually in revenue has been profitable for many years.

Acquisition #2 protects families and businesses from identity theft which has become the number one crime in the nation. This company provides far more than the typical credit card protection. In fact, it supplies the “7” essential components of whole identity protection. These include:

1.

Whole identity monitoring-not just credit cards

2.

Cyber-crime protection—hackers, viruses, etc.

3.

Credit-manage and protect your credit

4.

Privacy-minimize junk mail, spam, etc.

5.

Lost wallet protection

6.

Whole identity recovery—restoration to pre-theft status

7.

Cyberhood watch—24/7 real-time alerts

Projected revenues for this company are very strong for this year and the delivery system allows for significant profits.

Closing of the acquisitions of these two target companies will be completed after the merger of the Company with ADAC Acquisition Corp.  As a result the Company will be filing Form 10 information to terminate its current status as a shell company within the meaning of the federal securities laws as soon as that merger closes.

Employees

We have no employees at June 30, 2015 and our sole officer and director provides services as needed without additional compensation.

Transfer Agent

We previously engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust in

Reno, Nevada 89501. As part of the pending merger with ADAC Acquisition Corp., we anticipate that our transfer agent will become the transfer agent for Incubator Holdings, Inc. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three and six months ended June 30, 2015 and 2014

Revenues

The Company did not generate any revenues from operations for the three and six months ended June 30, 2015 and June 30, 2014.

During the three months ended June 30, 2015 and 2014, total operating expenses were $92,625 and $30,284, respectively. The operating expenses were primarily the result of professional and consulting fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

During the six months ended June 30, 2015 and 2014, total operating expenses were $122,625 and $96,335, respectively. The operating expenses were primarily the result of professional and consulting fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended June 30, 2015 and 2014 the net loss was $445,156 and $123,743 respectively.  The net loss in the quarter ended June 30, 2015 was the result of consulting expenses in relation to the business operations and development, compensation resulting from the entry of a judgment gain and loss on extinguishment of debt, and a loss on change in fair value of derivatives.

During the six months ended June 30, 2015 and 2014 the net loss was $475,291 and $130,383 respectively.  The net loss in the six months ended June 30, 2015 was the result of consulting expenses in relation to the business operations and development, compensation resulting from the entry of a judgment gain and loss on extinguishment of debt, and a loss on change in fair value of derivatives.

Liquidity and Capital Resources

Our cash balance as of June 30, 2015 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

4

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

It is management’s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of September 30, 2015 (the “Evaluation Date”). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

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

As of June 30, 2015, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three and six months ended June 30, 2015, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses. Those weaknesses continued through the quarter ended June 30, 2015.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2015, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities.

Six convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, were declared in default by letter dated January 10, 2013. According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the two notes as of June 30, 2015 was $93,750 and the September 17, 2011 note has been fully discharged as of June 30, 2015.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On June 5, 2015, the Supreme Court of the State of New York entered a default judgment against us and in favor of J S Barkats, PLLC, a New York law firm, in a suit filed against us in October, 2012, to which former management failed to respond.  The default judgment was in the amount of $170,000 plus attorneys’ fees of $11,250, plus 2.5 percent of the common stock outstanding, as claimed in the complaint in the action.  We have recorded this amount as compensation in the balance sheet ended June 30, 2015 and as an unsecured current liability of the Company, and have reserved 6,724,015 common shares for issuance.

Item 6. Exhibits

10       Agreement and Plan of Merger and Acquisition dated September 10, 2015

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

October 13, 2015

ADAMA TECHNOLOGIES CORPORATION

By:     /s/ Michael Choo

      Michael Choo

      Chairman and CEO