Form 10-Q
period 2015-09-30
Adama Technologies Corp
filed 2015-11-04
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended September 30, 2015

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

Yes [X ]  No [  ]

As of November 4, 2015, 328,851,197 shares of common stock, par value $0.0001 per share, were issued and outstanding and 500,000,000 common shares were authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

NINE MONTHS ENDED SEPTEMBER 30, 2015

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

ADAMA TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$ 170,343	$ 137,653
Loans from related parties - Directors and stockholders	-	22,500
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	536,250	363,750
Judgment Payable	181,250	-
Derivative liability	144,788	171,560
Total Liabilities	1,035,631	698,463

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized
1,000,000 and 0 shares issued and outstanding, respectively	1,000	-
Additional paid in capital	17,902,287	17,781,857
Common stock issuable	67,240	-
Stock subscriptions receivable	-	(51,070)
Accumulated deficit	(19,039,043)	(18,462,134)
Total Stockholder’s Deficit	(1,035,631)	(698,463)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$ -	$ -	$ -	$ -
Expenses:
General and administrative
Professional fees	2,625	2,600	5,250	7,800
Consulting	30,000	82,500	150,000	172,500
Other general and administrative expenses	-	-	-	1,135
Total Expenses	32,625	85,100	155,250	181,435
Loss from operations	(32,625)	(85,100)	(152,625)	(181,435)
Other income (expense)
Forgiveness of debt	-	-	22,030	-
Loss on judgment	-	-	(248,490)	-
Loss on extinguishment of debt	(30,000)	(133,082)	(172,500)	(173,564)
Change in fair value of derivatives	(20,545)	37,308	26,772	61,474
Interest expense	(18,448)	(12,151)	(49,470)	(29,884)
Loss before income taxes	(101,618)	(193,025)	(576,908)	(323,409)
Income tax expense	-	-	-	-
Net Loss	$ (101,618)	$ (193,025)	$ (576,908)	$ (323,409)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	328,851,197	328,851,197	328,851,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
OPERATING ACTIVITIES:
Net loss	$ (576,908)	$ (323,409)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on extinguishment of debt	172,500	173,564
Forgiveness of debt	(22,030)	-
Judgment payable	248,490	-
Change in fair value of derivatives	(26,772)	(61,474)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	204,720	211,319
Net Cash Used in Operating Activities	-	-
Net Increase (decrease) in Cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income Taxes	$ -	$ -
Interest	$ -	$ -
SUPPLEMENTARY CASH FLOW INFORMATION
Notes issued to settle payables	$ 172,500	$ 210,000
Shares reserved for judgement	$ 67,240	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corporation (“Adama Technologies” or the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2007.  The Company currently conducts no active operations and is engaged in identifying and merging with a suitable operating company.  An Agreement and Plan of Merger has been signed with Incubator Holdings, Inc., a Wyoming corporation, for a three-way merger, expected to close by November 30, 2015. See Note 7. Subsequent Events.

The accompanying condensed financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of September 30, 2015, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2015, and the results of its operations and its cash flows for the period ended September 30, 2015. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2015. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2014, filed with the Securities and Exchange Commission (”SEC”), for additional information, including significant accounting policies.

Cash

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash and cash equivalents at September 30, 2015 and 2014.

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

SEPTEMBER 30, 2015 (Unaudited)

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2015 and December 31, 2014, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

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

Note 2 Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of September 30, 2015, the Company has no cash and an accumulated deficit of $19,039,043.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

Note 3 Convertible Notes Payable

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. The conversion feature was determined to exist and was recorded at the time of issue as a derivative liability, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at September 30, 2015 was $45,000.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. The conversion feature was determined to exist and was recorded at the time of issue as derivative liability, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at September 30, 2015 was $48,750.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $30,000 of the beneficial conversion feature has been amortized as of September 30, 2015. This note is in default.

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

SEPTEMBER 30, 2015 (Unaudited)

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

On July 1, 2014, the Company converted $60,000 of amounts due to officers into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on July 31, 2015. The note has conversion rights that allow the holder of the note after six months to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default.

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

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

Note 3  Convertible Notes Payable (continued)

On September 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on September 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

As of September 30, 2015 and December 31, 2014, the balance of convertible notes payable was $536,250 and $363,750.

For the nine months ended September 30, 2015 and 2014, the Company has recognized $49,470 and $29,884 in interest expense, respectively.

Note 4 Derivative Liability

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of September 30, 2015 and December 31, 2014, the fair value of the Company’s derivative liabilities was $144,788 and $171,560, respectively.

The following table summarizes the derivative liabilities included in the balance sheets:

Note 4 Derivative Liability (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2014	$171,560
Additions	-
Change in fair value	(26,772)
Deletions	-
Balance at September 30, 2015 (unaudited)	$144,788

The fair values of derivative instruments were estimated using the Black Scholes pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.19%
Expected volatility	119.49%
Expected life	0.25 year

Note 5 Stockholders’ Deficit

During the quarter ended September 30, 2015, the Company did not issue any shares of common stock. As a result, the total shares outstanding as of September 30, 2015 and December 31, 2014 remained at 328,851,197.

On March 25, 2014, Novation Holdings, Inc., an unrelated party, agreed to purchase 1,000,000 shares of voting preferred stock for $15,000.  The preferred shares have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors. The preferred shares have been issued and were subsequently transferred by Novation Holdings during the nine months ended September 30, 2015.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

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

Completion of the proposed acquisition will require approval of a majority vote of the shareholders of the Company as well as compliance with all regulatory requirements.  Closing is expected to be on or before December 31, 2015, subject to completion of all required regulatory filings.

Incubator Holdings is a Wyoming Holding company which has acquisition agreements in place for the acquisition of two existing operating companies:

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (Unaudited)

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

There is no assurance, however, that the above acquisitions will be completed.

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

Completion of the proposed acquisition will require approval of a majority vote of the shareholders of the Company as well as compliance with all regulatory requirements.  Closing is expected to be on or before December 31, 2015, subject to completion of all required regulatory filings.

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

There is no assurance, however, that the above acquisitions will be completed.

Employees

We have no employees at September 30, 2015 and our sole officer and director provides services as needed without additional compensation.

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

Results of Operations

Results of operations for the three and nine months ended September 30, 2015 and 2014

Revenues

The Company did not generate any revenues from operations for the three and nine months ended September 30, 2015 and September 30, 2014.

During the three months ended September 30, 2015 and 2014, total operating expenses were $32,625 and $85,100, respectively. The operating expenses were primarily the result of professional and consulting fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

During the nine months ended September 30, 2015 and 2014, total operating expenses were $155,250 and $181,435, respectively. The operating expenses were primarily the result of professional and consulting fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended September 30, 2015 and 2014 the net loss was $101,618 and $193,025 respectively.  The net loss in the quarter ended September 30, 2015 was the result of consulting expenses in relation to the business operations and development, gain and loss on extinguishment of debt, and a loss on change in fair value of derivatives.

During the nine months ended September 30, 2015 and 2014 the net loss was $576,908 and $323,409 respectively.  The net loss in the nine months ended September 30, 2015 was the result of consulting expenses in relation to the business operations and development, compensation resulting from the entry of a judgment gain and loss on extinguishment of debt, and a loss on change in fair value of derivatives.

Liquidity and Capital Resources

Our cash balance as of September 30, 2015 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.There is not enough cash on hand to fund our administrative and other operating expenses or our proposed acquisition activities for the next twelve months, and we do not anticipate that we will generate any revenues from operations until the pending merger with Incubator Holdings, Inc. has closed.

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

As of September 30, 2015, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three and nine months ended September 30, 2015, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses. Those weaknesses continued through the quarter ended September 30, 2015.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2015, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities.

Six convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, were declared in default by letter dated January 10, 2013. According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the two notes as of September 30, 2015 was $93,750 and the September 17, 2011 note has been fully discharged as of September 30, 2015.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On June 5, 2015, the Supreme Court of the State of New York entered a default judgment against us and in favor of J S Barkats, PLLC, a New York law firm, in a suit filed against us in October, 2012, to which former management failed to respond.  The default judgment was in the amount of $170,000 plus attorneys’ fees of $11,250, plus 2.5 percent of the common stock outstanding, as claimed in the complaint in the action.  We have recorded this amount as compensation in the balance sheet ended September 30, 2015 and as an unsecured current liability of the Company, and have reserved 6,724,015 common shares for issuance.

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

November 4, 2015

ADAMA TECHNOLOGIES CORPORATION

By:     /s/ Michael Choo

      Michael Choo

      Chairman and CEO