Form 10-K/A
period 2014-12-31
Adama Technologies Corp
filed 2016-09-19
CIK 1422222

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

i

EXPLANATORY NOTE

This amended annual report is filed to correct certain errors in our financial statements for the year ended December 31, 2014, as disclosed in note 9 of the financial statements. See also “Item 9A. Management’s Report on Internal Control Over Financial Reporting” regarding our internal control over financial reporting.

ADAMA TECHNOLOGIES CORP

Annual Report on Form 10-K/A for the

Year Ended December 31, 2014.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K/A for Adama Technologies Corp. (the “Company”) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K/A, as well as the risk factors included in this Form 10-K/A under Item 1A.

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

Our principal executive offices were located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, Florida 32953, in offices provided by an independent consulting firm as part of a contractual administrative and financial consulting agreement. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

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

Our net loss in the year ended December 31, 2014, amounted to $325,630 as compared to the net loss of $354,509 during the year ended December 31, 2013. Net loss in 2014 was comprised primarily of third party consulting expenses, interest, loss on extinguishment of debt, and other income.

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

The Company had working capital deficit of $806.529 and $488,819 for the year ended December 31, 2014 and 13 respectively.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have not yet established any source of revenue to cover our operating costs, and we have incurred an operating loss since inception. Further, as of December 31, 2014, our cash resources were insufficient to meet our current business plan, and we had negative working capital. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern. As of December 31, 2014, the Company has an accumulated deficit of $18,366,636.

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

Our management, including our Chief Executive Officer and Principal Accounting Consultant assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO criteria. Based on the assessment performed, management believes that as of December 31, 2014, our internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, we determined, based on the restatement of our financials, that there were material weaknesses in our internal control over financial reporting as of December 31, 2014.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Accrued Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Choo CEO	2014	52,500	0	0	0	0	0	0	$52,500
	2013	0	0	0	0	0	0	0	$0
Michael Gelmon, Former CEO	2014	0	0	0	0	0	0	30,000	$30,000
	2013	0	0	0	0	0	0	0	0

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

1 The vote attributed to the common stock listed above is only 40% of the total vote

iEquity Corp. holds 1 million shares of preferred stock with 60% of the total vote.

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

ADAMA TECHNOLOGIES CORP.

Date: September 14, 2016	By:	/s/ Eric Sills
Eric Sills
Chief Executive Officer

Date: September 14, 2016	By:	/s/ Eric Sills
Eric Sills
Chief Financial Officer

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $18,366,636 and $18,041,006 as of December 31, 2014 and 2013, respectively. The Company is also in default under certain of its loan agreements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2015, except for note 9 as to which the date is September 19, 2016.

F- 1

ADAMA TECHNOLOGIES CORP.

BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
	(Restated)
Assets
Current Assets
Cash	$-	$-
Total Assets	$-	$-
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	137,653	116,787
Loans from related parties - Directors and stockholders	22,500	30,000
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	363,750	123,750
Convertible note premium	108,066	-
Derivative liability	171,560	215,282
Total Liabilities	806,529	488,819

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized 328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized 1,000,000 and 0 shares issued and outstanding	-	-
Additional paid in capital	17,579,292	17,564,292
Stock subscriptions receivable	(52,070)	(44,990)
Accumulated deficit	(18,366,636)	(18,041,006)
Total Stockholders’ Deficit	(806,529)	(488,819)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F- 2

ADAMA TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014

	For the Year Ended December 31,
	2014	2013
	(Restated)
Revenues	$-	$-
Expenses:
General and administrative
Professional fees	10,400	6,620
Consulting	202,500	90,601
Other general and administrative expenses	5,410	11,411
Total Expenses	218,310	108,632
Loss before other expense	(218,310)	(108,632)
Other income (expense)
Derivative expense	-	(215,282)
Loss on extinguishment of debt	(302,000)	-
Other income	193,934	-
Change in fair value of derivatives	43,724	-
Interest expense	(42,978)	(30,595)
Loss before income taxes	(325,630)	(354,509)
Income tax expense	-	-
Net Loss	$(325,630)	$(354,509)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	399,996,431

The accompanying notes are an integral part of these financial statements.

F- 3

ADAMA TECHNOLOGIES CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(RESTATED)

	Common Stock *		Additional Paid	Stock Subscriptions		Total Stockholders'
	Shares	Amount	In Capital	Receivable	Accumulated Deficit	Deficit
Balance - December 31, 2012	439,851,197	$43,982	-	$(44,990)	$(17,686,497)	$(600,553)
Conversion of note payable	9,000,000	903	22,150	-	-	23,053
Common stock previously issued to purchase asset - cancelled	(120,000,000)	(12,000)	12,000	-	-	-
Rescission of Ansalt transaction	-	-	400,000	-	-	400,000
Capital advances to shareholder	-	-	43,190	-	-	43,190
Net loss	-	-	-	-	(354,509)	(354,509)
Balance - December 31, 2013	328,851,197	$32,885	$17,564,292	$(44,990)	$(18,041,006)	$(488,819)
NOHO subscription agreement	-	-	15,000	(15,000)	-	-
Payments on subscription receivables	-	-	-	7,920	-	7,920
Beneficial conversion feature	-	-	-	-	-	-
Net loss	-	-	-	-	(325,630)	(325,630)
Balance - December 31, 2014	328,851,197	$32,885	$17,579,292	$(52,070)	$(18,366,636)	$(806,529)

The accompanying notes are an integral part of these financial statements.

F- 4

ADAMA TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
	(Restated)
OPERATING ACTIVITIES:
Net Income (loss)	$(325,630)	$(354,509)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on extinguishment of debt	302,000	-
Other income	(193,934)	-
Amortization	-	2,310
Forgiveness of debt	-	31,300
Derivative expense	-	215,282
Change in fair value of derivatives	(43,722)	-
Accounts payable and accrued liabilities	261,288	101,016
Net Cash Used in Operating Activities	-	(4,601)

FINANCING ACTIVITIES:
Proceeds from third party	-	3,000
Proceeds from stockholder loans	-	1,000
Net Cash Provided by Financing Activities	-	4,000
Net Decrease in Cash	-	(601)
Cash, beginning of period	-	601
Cash, end of period	$-	$-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$-	$-
Interest	$-	$-
NON CASH INVESTING AND FINACNING ACTIVITIES
Issuance of common stock for investments	$-	$31,750
Notes issued to settle payables	$270,000	$-

The accompanying notes are an integral part of these financial statements.

F- 5

ADAMA TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS (RESTATED)

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

(2)   Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of December 31, 2014, the Company has an accumulated deficit of $18,366,636

(3)   Convertible Notes Payable

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

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $1,917 has been accreted to other income at December 31, 2014. $50,000 has been accreted to other income as of December 31, 2014.

On January 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $2,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $1,917 has been accredited to other income as of December 31, 2014. This note is in default subsequent to the year ended December 31, 2014.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $39,863 has been accredited to other income as of December 31, 2014. This note is in default subsequent to the year ended December 31, 2014.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $39,863 has been accredited to other income as of December 31, 2014. This note is in default subsequent to the year ended December 31, 2014.

On June 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $12,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $6,542 has been accredited to other income as of December 31, 2014.

On July 1, 2014, the Company converted $60,000 of amounts due to officers into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on July 31, 2015. The note has conversion rights that allow the holder of the note after six months to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $104,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $52,142 has been accredited to other income as of December 31, 2014.

F- 9

On September 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on September 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $42,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $12,312 has been accredited to other income as of December 31, 2014.

On December 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on December 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $42,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $1,841 has been accredited to other income as of December 31, 2014.

For the year ended December 31, 2014 and 2013 the Company has recognized $42,978 and $30,595 in interest expense related to the notes, has amortized $nil and $2,310 of the beneficial conversion features which has been recorded as interest expense, and credited $193,934 and $nil to other income respectively.

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

F- 10

(6)   Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 was as follows (assuming a 23% effective tax rate):

	2014	2013

Current Tax Provision:
Federal-
Net income	$—	$—
Non-deductible expenses	—	—
Taxable income	—	—

Net operating loss carryforward	—	—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$74,895	$81,537
Non-deductible expenses	-	-
Change in valuation allowance	(74,895)	(81,537)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2014 and 2013, as follows:

	2014	2013

Loss carryforwards	$1,174,497	$1,099,602
Less - Valuation allowance	(1,174,497)	(1,099,602)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2014 and 2013, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2014, the Company had approximately $4,556,486 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

F- 11

(7)  Pending Litigation

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

(8) Subsequent Events

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

F- 12

(9) Restatement

Company management subsequently restated our financial statements included in our Form 10-K as previously filed for the year ended December 31, 2014. The restatement primarily comprises of a reclassification of loss on extinguishment of debt to convertible debt premium..

ADAMA TECHNOLOGIES CORP.

RESTATED CONDENSED BALANCE SHEETS

	Balance Sheets at December 31, 2014
	As Reported	Adjustment		Restated
Assets
Current Assets
Cash	$-	-		$-
Total Assets	$-	-		$-
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	137,653	-		137,653
Loans from related parties - Directors and stockholders	22,500	-		22,500
Loans from third parties	3,000	-		3,000
Convertible notes payable	363,750	-		363,750
Convertible note premium	-	108,066	(a)	108,066
Derivative liability	171,560	-		171,560
Total Liabilities	698,463	108,066		806,529

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding	32,885			32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized				-
1,000,000 and 0 shares issued and outstanding	-			-
Additional paid in capital	17,781,857	(203,565	)(b)	17,578,292
Stock subscriptions receivable	(51,070)			(51,070)
Deficit accumulated during the development stage	(18,462,134)	95,498		(18,366,636)
Total Deficit	(698,463)	108,067		(806,529)
Total Liabilities and Stockholders' Deficit	$-			$-

ADAMA TECHNOLOGIES CORP.

RESTATED CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014
	As Reported	Adjustment		Restated
Revenues	$-			$-
Expenses:
General and administrative
Professional fees	10,400	-		10,400
Legal-incorporation	-	-		-
Consulting	202,500	-		202,500
Travel	-	-		-
Amortization	-	-		-
Rent	-	-		-
Impairment loss	-	-		-
Franchise tax	-	-		-
Other general and administrative expenses	5,410	-		5,410
Total Expenses	218,310	-		218,310
Loss before other income (expense)	(218,310)	-		(218,310)
Other income (expense)
Foreign currency transaction gains	-	-		-
Forgiveness of debt	-	-		-
Foreign currency transaction losses	-	-		-
Derivative expense	-	-		-
Loss on extinguishment of debt	(203,564)	(98,436	)(c)	(302,000)
Other income	-	193,934	(d)	193,934
Change in fair value of derivatives	43,724	-		43,724
Interest expense	(42,978)	-		(42,978)
Loss before income taxes	(421,129)	95,498		(325,631)
Income tax expense	-	-		-
Net Loss	$(421,129)	$95,498		$(325,631)
Net loss per share - basic and diluted	$(0.00)			$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	-		328,851,197

ADAMA TECHNOLOGIES CORP.

RESTATED CONDENSED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2014
	As Reported	Adjustment	Restated
OPERATING ACTIVITIES:
Net Income (loss)	$(421,129)	$95,498	$(325,631)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	-	-
Amortization of beneficial conversion feature	-	-	-
Impairment loss	-	-	-
Loss on extinguishment of debt	203,564	98,436	302,000
Other income	-	(193,934)	(193,934)
Amortization	-	-	-
Forgiveness of debt	-	-	-
Derivative expense	-	-	-
Change in fair value of derivatives	(43,724)	-	(43,724)
Accounts payable and accrued liabilities	261,288	-	261,288
Net Cash Used in Operating Activities	-	-	-

(a) Reclass adjustment of loss on extinguishment of debt to convertible debt premium.

(b) Reverse adjustment to take loss on extinguishment of debt out of APIC.

(c) Net adjustment to loss on extinguishment of debt.

(d) Adjustment to record the accretion of convertible debt premium to other income.