Form 10-K
period 2015-12-31
Adama Technologies Corp
filed 2016-09-19
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-148910

ADAMA TECHNOLOGIES CORPORATION

(Exact name of Company as specified in its charter)

Delaware	98-0552470
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

10120 S. Eastern Avenue, Suite 130, Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (702) 896-1009

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

Approximately $1,315,000 based upon $.006 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

The number of shares of the issuer’s common stock issued and outstanding as of June 6, 2016 was 328,851,197 shares.

i

ADAMA TECHNOLOGIES CORPORATION

Annual Report on Form 10-K for the

Year Ended December 31, 2015.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K for Adama Technologies Corporation (the “Company”) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

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

Item 1.  Business.

HISTORY OF OUR COMPANY

We were incorporated in Delaware on September 17, 2007 as 1 Lane Technologies Corporation. On February 27, 2009, our corporate name was changed to Adama Technologies Corporation to better reflect our business activities. We acquired the rights to a patent-pending technology upon which a unique wireless data platform is built. On October 27, 2008, we abandoned the business relating to the patented technology and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15-year license to certain environmental hazard remediation technology. Subsequently, we have acquired and thereafter abandoned several mining and mining related companies, but as of December 31, 2014, we became a shell company and have no operating activities.

Our principal executive offices are now located at 10120 S. Eastern Avenue, Suite 130, Henderson, Nevada 89052 in space provided by Incubator Holdings, Inc. We are being provided this space for no additional charge. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

Our Current Business

During prior fiscal years, we engaged in various mining and mineral activities through acquisition and licensing transactions, as reported in a prior period reports for fiscal year ending December 31, 2013 and prior fiscal years. In the year ended December 31, 2014, we terminated all mining and mineral activities and began actively seeking merger or acquisition partners as our sole activity. As a result, we are now classified as a shell company under Rule 12b-2 under the Exchange Act.

On September 10, 2015, the Company entered into an Agreement and Plan of Merger and Acquisition with Incubator Holdings, Inc., a Wyoming corporation (the “Agreement”). Under the terms of that Agreement, Incubator Holdings formed an acquisition subsidiary, ADAC Acquisition Corp. in Florida; Incubator Holdings, Inc. (Wyoming) merged with that Florida subsidiary, which was the surviving entity and changed its corporate name to Incubator Holdings, Inc.; the Company will be acquired by Incubator Holdings, Inc.; the common shareholders of the Company will receive common shares of Incubator Holdings on the basis of 1 share of Incubator for each 250 shares of the Company held, the preferred shareholder of the Company will receive one preferred share of Incubator Holdings for each share of Series A Preferred Stock of the Company outstanding, and Incubator Holdings will assume the obligations of the Company as an SEC reporting entity. Incubator also obtained a new CUSIP number for the common shares and requested a new trading symbol. The Company will become a private subsidiary of Incubator Holdings, and will retain all of its existing debts and liabilities except for $352,500 in specific debt that will be assumed by Incubator Holdings under the Agreement. The existing common shareholders of the Company will receive a total of ten percent of the resulting outstanding common stock of Incubator Holdings and the existing common shareholders of Incubator Holdings will retain 90 percent of the common stock after the acquisition.

Following the acquisition, the capital structure of the resulting entity, operating under the corporate name Incubator Holdings, Inc., will be as follows:

Pre-reverse common shares issued at 12-31-2015	328,851,197
Shares issuable to JS Barkats (2.5% of outstanding)	8,221,280
Fully diluted ADAC common shares	337,072,477
250/1 reverse split of common shares	1,348,290	10%
Common shares of Incubator shareholders	12,134,610	90%
Total post-transaction shares	13,482,900	100%

The Agreement was submitted to the ADAC shareholders and approved by vote of the preferred shares representing 51 percent of the total vote), and then reported to the common shareholders on the Schedule 14C Information Statement filed with the SEC on December 18, 2015, mailed to the common shareholders on that date, and effective 20 days later, on January 7, 2016. The Agreement and transaction were subject to satisfaction of certain stated conditions to closing, including effectiveness of the Schedule 14C, the Financial Industry Regulatory Association (FINRA) approval of the corporate name change, symbol change and reverse split, and our remaining current on our required SEC filings.  Our 10-Q for the quarter ended June 30, 2015 was not filed until October 13, 2015 and the 10-Q for September 30, 2015 was filed on November 4, 2015.  The Preliminary Schedule 14C was then filed November 6, 2015, after the October 15, 2015 outside closing date in the Agreement; however, the Agreement also provides that, after October 15, 2015 if the transaction had not closed, any party could then terminate the Agreement by notice to the other parties, except that no party which was in default of a closing requirement, in breach of the agreement, could elect unilaterally to terminate the Agreement.  We were in breach of the Agreement at October 15, 2015 but there has been no notice by any party to terminate the Agreement at any time after October 15, and the parties expressly retained the power to extend the closing date in the Agreement.

ADAC, by Board resolutions, approved the extension of the closing date on October 15, 2015 (to January 31, 2016) and then approved an extension again on January 31 to a date 10 days after FINRA approval of the reverse split and corporate name change.

The Company submitted a Notice of Corporate Action to FINRA on December 30, 2015 requesting approval of the reverse split, name change and symbol change, as the final step in the acquisition process; however, on March 21, 2016, FINRA formally notified the Company that it would not approve the requested corporate action. The FINRA response letter, a copy of which is filed with this Annual Report as Exhibit 99.1 stated that the corporate action request was deficient under FINRA Rule 6490(d)(3)(4) because FINRA had “actual knowledge” (provided by us) that “a person connected to the Issuer …may be potentially involved in fraudulent activities…” The “person” referenced by FINRA in the deficiency letter was Asher Enterprises, Inc., and its President, Curt Kramer, who was the subject of an SEC Cease and Desist Order (Administrative Proceeding File No. 3-15621, because Asher Enterprises, Inc. then held 4,166,667 of our common shares (approximately 1.2 percent of the outstanding shares) and two convertible promissory notes in the original principal amounts of $30,000 and $32,500 issued November 15, 2011 and April 17, 2012, respectively. Although we explained to FINRA that the Company had had no contact with Asher Enterprises, Inc. or Curt Kramer since 2012, that neither had any involvement of any kind in the company, other than as a passive investor, and that management since 2013 had had no dealings with them, FINRA apparently had concerns that Asher Enterprises, Inc. could continuously convert the notes into our common stock subject to a waivable 4.99 percent limit on holdings. Accordingly, our filing was deemed deficient.

The Company along with Incubator Holdings, Inc. has subsequently been in contact with Asher Enterprises, Inc., and has been advised that neither Asher Enterprises, Inc., nor any officer, director or affiliate of Asher Enterprises, Inc., currently holds any stock or other equity interest in the Company. We have entered into a Settlement and Release Agreement with Asher Enterprises, Inc. dated May 2, 2016, under which Asher Enterprises, Inc. has agreed to accept $50,000 in full payment and satisfaction of all debts owed to it by the Company, including the two convertible notes and further agreed that, pending payment of the settlement amount due on or before May 10, 2016, Asher Enterprises, Inc. would not elect to convert any portion of the two convertible notes into common stock. Accordingly, payment of the settlement amount will completely terminate any connection of any kind between us and Asher Enterprises, Inc., so the adverse conditions which caused FINRA to deny our request for the corporate name change, symbol change and reverse split have been eliminated. We intend to file a new Notice of Corporate Action with FINRA, seeking the same results, immediately upon the filing of this Annual Report with the SEC. All other aspects of the proposed acquisition transaction with Incubator Holdings have been approved and completed, and the Company anticipates completing the transaction in June, 2016 as soon as FINRA approval has been obtained.

Incubator Holdings is now a Florida company which has non-binding acquisition agreements in place for the acquisition of two existing operating companies:

Acquisition #1 specializes in precision machining and aerospace manufacturing. Since its inception in 1974, this company has concentrated on safety critical aerospace landing gear. It has government contracts extended over several years. As a result of work, this company was awarded the Award for Excellence by the U.S. Government. This company has state of the art technology coupled with programmers that have extensive education and expertise to meet customer expectations. In addition, this company has been profitable for many years.

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

Closing of the acquisitions of these two target companies will be completed after the completion of the acquisition of the Company by Incubator Holdings. As a result, the Company will be filing Form 10 information to terminate its current status as a shell company within the meaning of the federal securities laws as soon as that acquisition closes.

There is no assurance, however, that the above acquisition will be completed.

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

During the period covered by this report, we conducted no business operations and generated no revenue. Our business plan was to serve as a corporate vehicle that will seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business that desires to employ our Company to become a publicly traded corporation that reports under the Securities Exchange Act of 1934 (“Exchange Act”). We entered into the acquisition agreement with Incubator Holdings, Inc. in September, 2015 for that purpose and our plan is to complete that transaction in June, 2016.Other than as described herein, we do not engage in any substantive commercial business or other business operations. We face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity.

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

Employees

Our present officers and directors are our only employees, and they devote a minimal amount of their time to our business. We have no full time employees.  We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees until we have completed the pending transaction with Incubator Holdings, Inc.

Facilities

Our principal executive offices are now located at 10120 S. Eastern Avenue, Suite 130, Henderson, Nevada 89052, in offices provided by Incubator Holdings, Inc. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.

Government Regulations

During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

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

Holders

As of December 31, 2015, there were 328,851,197 shares of our common stock issued and outstanding, which were held by 195 stockholders of record. No common shares were issued during the year ended December 31, 2015 or to the date of filing of this report.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales or issuances of our common stock in the fiscal year ended December 31, 2015.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have not generated any revenues to date.

Our sole business plan is to identify, negotiate and enter into an acquisition transaction with an operating company on terms to be negotiated in the best interests of our shareholders. We plan to complete the acquisition transaction with Incubator Holdings, Inc. in June, 2016.

Results of Operations

We have not generated any revenues to date.  Our operating expenses in the year ended December 31, 2015 amounted to $195,587 as compared to $218,310 for the year ended December 31, 2014. Expenses in 2015 were comprised primarily of third party consulting expenses and transfer agent fees.

Our net loss in the year ended December 31, 2015, amounted to $583,047 as compared to the net loss of $332,630 during the year ended December 31, 2014. Net loss in 2015 was comprised primarily of third party consulting expenses, interest, loss on extinguishment of debt, and other income.

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

Liquidity and Capital Resources

We had no cash at December 31, 2015, or at December 31, 2014.

There is no cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months, unless we initiate or acquire a new operating business.

At December 31, 2015, we had $566,250 in principal amount of outstanding convertible notes plus accrued interest of $60,473.

The Company had a working capital deficit of $1,322,336 and $806,529 for the year ended December 31, 2015 and 2014 respectively.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We have not yet established any source of revenue to cover our operating costs, and we have incurred an operating loss since inception. Further, as of December 31, 2015, our cash resources were insufficient to meet our current business plan, and we had negative working capital. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern. As of December 31, 2015, the Company has an accumulated deficit of $18,949,683.

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

As a smaller reporting company, we are not required to provide this information.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO criteria. Based on the assessment performed, management believes that as of December 31, 2015, our internal control over financial reporting was not effective based upon the COSO criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2015, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Management Changes.

At a meeting of the Board of Directors held on February 4, 2014, Mr. Michael Gelmon resigned as a director and officer, effective immediately, after first appointing Michael Choo as a director. On February 4, 2014, Michael Choo, of Los Angeles, California, was appointed as an additional director of Registrant by the Board of Directors to fill an existing vacancy, effective immediately. On February 4, 2014, Mr. Choo was elected by the Board of Directors to serve as Chairman, President, Secretary and Chief Executive and Financial Officer. On March 31, 2016, Mr. Choo appointed John Griffin as a director of the Company and thereafter resigned as an officer and director. Mr. Griffin then was appointed as Chairman, CEO, President and Secretary and now serves as our sole officer and director. Mr. Griffin also serves as President of Incubator Holdings, Inc. This change in management was reported on a Form 8-K filed with the SEC on April 15, 2016.

Alberta, Canada Securities Commission Cease Trade Order.

In late January, 2014, we were notified by letter from the Alberta Securities Commission in Calgary, Alberta, Canada, that we are considered by them to be an “Alberta reporting company” by virtue of an Alberta ordinance making any US company with its shares trading in the US over-the-counter markets, automatically an Alberta reporting company if any officer, director or consultant with executive or fund-raising responsibilities is a resident of Alberta. Since Michael Gelmon, our former CEO, was a Calgary resident, the Alberta Securities Commission deemed the Company to be a reporting issuer, required retroactively to file periodic reports in Alberta and to submit to the regulatory control of the Alberta Securities Commission, and accordingly issued a trading “cease and desist” order against trading of our common stock in Alberta. Mr. Gelmon was only affiliated with the Company from June 19, 2013 to February 4, 2015. There has been no further activity or response to this action and currently the Company has no officers or directors, shareholders of record, offices, assets or business located in Alberta. On closing of the pending transaction with Incubator Holdings, Inc., the Company will become a wholly-owned, private subsidiary of Incubator Holdings, Inc. and will no longer be a reporting company. The cease trade order should have no effect on Incubator Holdings, Inc.

Acquisitions.

We expect to close the pending transaction with Incubator Holdings, Inc. in June, 2016.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2015.

Name	Age	Positions and Offices Held

Michael Choo	51	Chief Executive Officer, Chief Financial/Accounting Officer, Secretary and Director

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

Although subsequent to the date of this Annual Report, Mr. Choo resigned in March 2016 and was replaced as sole officer and director by John Griffin.

JOHN GRIFFIN. Since June 2009, Mr. Griffin has been serving as President and CEO of AutoHood Media, LLC, an advertising company targeting the mobile out-of-home advertising markets, with a focus on the taxi advertising market. From 2005 to 2009, Mr. Griffin served as President and CEO of Xtreme Sports Group, LLC. From 1990 to 2005, Mr. Griffin served as President and CEO of Music City Motorsports, Inc. Prior to that, Mr. Griffin was President of Griffin Contractors, Inc., a residential and commercial contractor, and Griffin Properties, Inc., a residential and commercial real estate brokerage in Nashville, Tennessee. Mr. Griffin received his Bachelor’s in Business Administration degree from Middle Tennessee State University.

Audit Committee and Financial Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. We will form an audit committee if it becomes necessary as a result of growth of the Company or as mandated by public policy.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the second quarter of 2015.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Accrued Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Choo CEO	2015	0	0	0	0	0	0	0	$0
	2014	52,500	0	0	0	0	0	0	$52,500
Michael Gelmon, Former CEO	2015	0	0	0	0	0	0	0	$0
	2014	0	0	0	0	0	0	30,000	$30,000

Long-Term Incentive Plans. As of December 31, 2015, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards. As of December 31, 2015, none of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the year 2015 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors.

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

The percentages below are calculated based on 328,851,197 shares of our common stock issued and outstanding as of December 31, 20151. The address of each person listed is c/o the Company

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership
Michael Choo	0	-
Anoe SA	20,000,000	6.0%
Ahoran Albacher	43,000,000	13.1%
Roni Kotler	42,000,000	12.8%
Dori Sharoni	20,500,000	6.2%

1 The vote attributed to the common stock listed above is only 49% of the total vote

iEquity Corp. held 1 million shares of preferred stock with 51% of the total vote, which it contracted to sell to International Ambitions, LLC in September, 2015. As majority voting shareholder, iEquity Corp. approved the original acquisition agreement with Incubator Holdings, Inc. In October, 2015, the purchase and sale agreement was amended, International Ambitions, LLC paid a portion of the total consideration for the preferred stock, and granted a security interest in the preferred stock to iEquity securing the balance due for the purchase. Subject to the security interest held by iEquity Corp., International Ambitions, LLC is now the controlling voting shareholder of the Company, with 51 percent of the total voting power of all classes of stock voting on any matter.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate families of the foregoing had or is to have a direct or indirect material interest during the year ended December 31, 2015.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors.  We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Anton & Chia has served as our independent auditor for the fiscal years ended December 31, 2015 and 2014. The following table reflects the fees paid or accrued to our independent auditors in years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Audit Fees	$13,125	$13,000
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2015, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	March 31, 2016 Deficiency Letter from FINRA

99.2	Settlement and release Agreement with Asher Enterprises, Inc. dated May 2, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 ADAMA TECHNOLOGIES CORPORATION has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAMA TECHNOLOGIES CORP.

Date: September 14, 2016	By:	/s/ Eric Sills
Eric Sills
Chief Executive Officer & Chief Financial Officer

ADAMA TECHNOLOGIES CORP.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Adama Technologies Corporation

We have audited the accompanying balance sheets of Adama Technologies Corporation (the "Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $18,949,683 and $18,366,636 as of December 31, 2015 and 2014 (as restated), respectively. The Company is also in default under certain of its loan agreements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

September 19, 2016

F- 1

ADAMA TECHNOLOGIES CORP.

BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014 (as restated)

	December 31, 2015	December 31, 2014
		(as restated)
Assets
Current Assets
Cash	$-	$-
Total Assets	$-	$-
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	178,609	137,653
Loans from related parties - Directors and stockholders	-	22,500
Loans from third parties	16,075	3,000
Convertible notes payable, net of discount	566,250	363,750
Convertible note premium	233,925	108,066
Judgement payable	181,250	-
Derivative liability	146,227	171,560
Total Liabilities	1,322,336	806,529

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized 328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized 1,000,000 and 0 shares issued and outstanding	1,000	-
Additional paid in capital	17,526,222	17,579,292
Common stock issuable	67,240	-
Stock subscriptions receivable	-	(52,070)
Accumulated deficit	(18,949,683)	(18,366,636)
Total Stockholders’ Deficit	(1,322,336)	(806,529)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F- 2

ADAMA TECHNOLOGIES CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014 (as restated)

	For the Year Ended December 31,
	2015	2014
		(as restated)
Revenues	$-	$-

Expenses:
General and administrative
Professional fees	7,875	10,400
Consulting	180,000	202,500
Other general and administrative expenses	7,712	5,410
Total Expenses	195,587	218,310
Loss from operations	(195,587)	(218,310)

Other income (expense)
Forgiveness of debt	22,030	-
Judgement	(248,490)	-
Loss on extinguishment of debt	(497,500)	(302,000)
Amortization of convertible debt premium	371,640	193,934
Change in fair value of derivatives	25,333	43,724
Interest expense	(60,473)	(42,978)
Loss before income taxes	(583,047)	(325,630)
Income tax expense	-	-
Net Loss	$(583,047)	$(325,630)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	328,851,197	328,851,197

The accompanying notes are an integral part of these financial statements.

F- 3

ADAMA TECHNOLOGIES CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014 (as restated)

	Common Stock *		Preferred Stock		Additional Paid	Common Stock	Stock Subscriptions	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	In Capital	Issuable	Receivable	Stage	Deficit
Balance - December 31, 2013	328,851,197	$32,885	-	$-	$17,564,292	$-	$(44,990)	$(18,041,006)	$(488,819)
NOHO subscription agreement	-	-	-	-	15,000	-	(15,000)	-	-
Payments on subscription receivable	-	-	-	-	-	-	7,920	-	7,920
Beneficial conversion feature	-	-	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(325,630)	(325,630)
Balance - December 31, 2014 (as restated)	328,851,197	$32,885	-	$-	$17,579,292	$-	$(52,070)	$(18,366,636)	$(806,529)
Judgment stock issuable	-	-	-	-	-	67,240	-	-	67,240
Write off of stock subscription receivable	-	-	-	-	(52,070)	-	52,070	-	-
Issuance of preferred shares	-	-	1,000,000	1,000	(1,000)	-	-	-	-
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	(583,047)	(583,047)
Balance - December 31, 2015	328,851,197	$32,885	1,000,000	$1,000	$17,526,222	$67,240	$-	$(18,949,683)	$(1,322,336)

The accompanying notes are an integral part of these financial statements.

F- 4

ADAMA TECHNOLOGIES CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
		(as restated)
OPERATING ACTIVITIES:
Net Income (loss)	$(583,047)	$(325,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	497,500	302,000
Other income	(371,640)	(193,934)
Forgiveness of debt	(22,030)	-
Judgement payable	248,490	-
Change in fair value of derivatives	(25,333)	(43,724)
Accounts payable and accrued liabilities	242,985	261,288
Net Cash Used in Operating Activities	(13,075)	-

FINANCING ACTIVITIES:
Proceeds from third party	13,075	-
Net Cash Provided by Financing Activities	13,075	-
Net Decrease in Cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$-	$-
Interest	$-	$-
SUPPLEMENTARY CASH FLOW INFORMATION
Notes issued to settle payables	$202,500	$270,000
Shares reserved for judgement	$67,240	$-

The accompanying notes are an integral part of these financial statements.

F- 5

ADAMA TECHNOLOGIES CORP.

NOTES TO FINANCIAL STATEMENTS

EXPLANATORY NOTE

The Company will file an amended annual report on Form 10-K/A for the year ended December 31, 2014 to restate the 2014 financial statements relating to accounting for the extinguishment of debt.

(1)   Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corporation (“Adama Technologies” or the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2007. The Company currently conducts no active operations and is engaged in identifying and merging with a suitable operating company. An Agreement and Plan of Merger has been signed with Incubator Holdings, Inc., a Wyoming corporation, for acquisition of the Company, expected to close by the end of June, 2016. See Note 8. Subsequent Events.

The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Cash

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash and cash equivalents at December 31, 2015 and 2014.

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

F- 6

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2015 and December 31, 2014, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Note 2 Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of December 31, 2015, the Company has no cash and an accumulated deficit of $18,949,683.

Note 3 Convertible Notes Payable

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten-day period. The conversion feature was determined to exist and was recorded at the time of issue as a derivative liability, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at December 31, 2015 was $45,000. The holder has agreed as of May 2, 2016 to accept a lump sum in full payment of this Note. See Note 8. Subsequent Events.

F- 8

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. The conversion feature was determined to exist and was recorded at the time of issue as derivative liability, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at December 31, 2015 was $48,750. The holder has agreed as of May 2, 2016 to accept a lump sum in full payment of this Note. See Note 8. Subsequent Events.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $50,000 has been accreted to other income as of December 31, 2015. This note is in default.

On January 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $2,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $2,000 has been accreted to other income as of December 31, 2015. This note is in default.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $50,000 has been accreted o other income as of December 31, 2015. This note is in default.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $50,000 has been accreted to other income as of December 31, 2015.

On June 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $12,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $12,000 has been accreted to other income as of December 31, 2015.

On July 1, 2014, the Company converted $60,000 of amounts due to officers into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on July 31, 2015. The note has conversion rights that allow the holder of the note after six months to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $104,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $104,000 has been accreted to other income as of December 31, 2015.This note is in default.

F- 9

Note 3 Convertible Notes Payable (continued)

On September 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on September 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $42,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $42,000 has been accreted to other income as of December 31, 2015. This note is in default.

On December 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on December 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $42,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $42,000 has been accreted to other income as of December 31, 2015. This note is in default.

On March 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $39,863 has been accreted to other income as of December 31, 2015.

On April 1, 2015, the Company converted $52,500 of compensation owed into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 31, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $87,500 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $65,685 has been accreted to other income as of December 31, 2015.

On April 1, 2015, the Company converted $30,000 of compensation owed into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 31, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $37,534 has been accreted to other income as of December 31, 2015.

On June 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $50,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $27,260 has been accreted to other income as of December 31, 2015.

On September 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on September 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $170,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $49,836 has been accreted to other income as of December 31, 2015.

F- 10

Note 3 Convertible Notes Payable (continued)

On December 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on December 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $90,000 was determined to exist and was recorded at the time of issue and is credited to a debt premium on the balance sheet. $3,945 has been accreted to other income as of December 31, 2015.

As of December 31, 2015 and December 31, 2014, the balance of convertible notes payable was $566,250 and $363,750.

For the year ended December 31, 2015 and 2014, the Company has recognized $60,473 and $49,978 in interest expense, respectively.

Note 4 Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 3.

As of December 31, 2015, the fair value of the Company’s derivative liabilities was $146,227.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2014	$171,560
Additions	-
Change in fair value	(25,333)
Deletions	-
Balance at December 31, 2015	$146,227

The fair values of derivative instruments were estimated using the Black Scholes valuation model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.24%
Expected volatility	97.41%
Expected life	0.25 year

Note 5 Preferred Stock

The Company issued no common stock during the year ended December 31, 2015. Details of prior stock issues are listed in the Company’s annual report for the year ended December 31, 2014. On March 25, 2014, an unrelated party, purchased 1,000,000 shares of voting preferred stock for $7,500. The preferred shares has voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter. The issuance of the shares was approved by the Board of Directors. The shares have since been sold and conveyed and are now held by International Ambitions, LLC.

F- 11

Note 6 Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 was as follows (assuming a 23% effective tax rate):

	2015	2014

Current Tax Provision:
Federal-
Net income	$—	$—
Non-deductible expenses	—	—
Taxable income	—	—

Net operating loss carryforward	—	—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Deferred tax benefit on current loss	$134,101	$74,895
Non-deductible expenses	-	-
Change in valuation allowance	(134,101)	(74,895)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2015 and 2013, as follows:

	2015	2014

Loss carryforwards	$1,308,598	$1,174,497
Less - Valuation allowance	(1,308,598)	(1,174,497)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2015 and 2014, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2015, the Company had approximately $4,690,587 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

F- 12

Note 7 Pending Litigation

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012. The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior periodic filings, sought to recover $45,395 in a cash finders’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually. As a result of the failure to respond to the action by prior management, the Company is in default in this action and plaintiff is seeking entry of a default judgment. On June 5, 2015, the Court entered a default judgment against the Company in the amount of $170,000 plus 2.5 percent of the outstanding common stock plus attorneys’ fees of $11,250. The Company has recorded the amount of $248,490, as compensation for the quarter ended June 30, 2015 and has reserved 8,221,280 common shares (2.5 percent of the fully diluted common shares outstanding) for issuance under this judgment. The Company currently has no assets available to satisfy the judgment amount, which is reported on the financial statements as an unsecured liability.

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

Note 8 Agreement and Plan of Merger and Acquisition with Incubator Holdings, Inc.

On September 10, 2015, the Company entered into an Agreement and Plan of Merger and Acquisition with Incubator Holdings, Inc., a Wyoming corporation (the “Agreement”). Under the terms of that Agreement, Incubator Holdings formed an acquisition subsidiary, ADAC Acquisition Corp. in Florida; Incubator Holdings, Inc. (Wyoming) merged with that Florida subsidiary, which was the surviving entity and changed its corporate name to Incubator Holdings, Inc.; the Company will be acquired by Incubator Holdings, Inc.; the common shareholders of the Company will receive common shares of Incubator Holdings on the basis of 1 share of Incubator for each 250 shares of the Company held, the preferred shareholder of the Company will receive one preferred share of Incubator Holdings for each share of Series A Preferred Stock of the Company outstanding, and Incubator Holdings will assume the obligations of the Company as an SEC reporting entity. Incubator also obtained a new CUSIP number for the common shares and requested a new trading symbol. The Company will become a private subsidiary of Incubator Holdings, and will retain all of its existing debts and liabilities except for $352,500 in specific debt that will be assumed by Incubator Holdings under the Agreement. The existing common shareholders of the Company will receive a total of ten percent of the resulting outstanding common stock of Incubator Holdings and the existing common shareholders of Incubator Holdings will retain 90 percent of the common stock after the acquisition.

Following the acquisition, the capital structure of the resulting entity, operating under the corporate name Incubator Holdings, Inc., will be as follows:

Pre-reverse common shares issued at 12-31-2015	328,851,197
Shares issuable to JS Barkats (2.5% of outstanding)	8,221,280
Fully diluted ADAC common shares	337,072,477
250/1 reverse split of common shares	1,348,290	10%
Common shares of Incubator shareholders	12,134,610	90%
Total post-transaction shares	13,482,900	100%

The Agreement was submitted to the ADAC shareholders and approved by vote of the preferred shares (representing 51 percent of the total vote), and then reported to the common shareholders on the Schedule 14C Information Statement filed with the SEC on December 18, 2015, mailed to the common shareholders on that date, and effective 20 days later, on January 7, 2016. The Agreement and transaction were subject to satisfaction of certain stated conditions to closing, including effectiveness of the Schedule 14C, the Financial Industry Regulatory Association (FINRA) approval of the corporate name change, symbol change and reverse split, and our remaining current on our required SEC filings.  The 10-Q for the quarter ended June 30, 2015 was not filed until October 13, 2015 and the 10-Q for December 31, 2015 was filed on November 4, 2015.  The Preliminary Schedule 14C was then filed November 6, 2015, after the October 15, 2015 outside closing date in the Agreement; however, the Agreement also provides that, after October 15, 2015 if the transaction had not closed, any party could then terminate the Agreement by notice to the other parties, except that no party which was in default of a closing requirement, in breach of the agreement, could elect unilaterally to terminate the Agreement.  The Company was in breach of the Agreement at October 15, 2015 but there has been no notice by any party to terminate the Agreement at any time after October 15, and the parties expressly retained the power to extend the closing date in the Agreement.

The Company, by Board resolutions, approved the extension of the closing date on October 15, 2015 (to January 31, 2016) and then approved an extension again on January 31 to a date 10 days after FINRA approval of the reverse split and corporate name change.

F- 13

Note 9 Subsequent Events

The Company submitted a Notice of Corporate Action to FINRA on December 30, 2015 requesting approval of the reverse split, name change and symbol change, as the final step in the acquisition process (see Note 8); however, on March 21, 2016, FINRA formally notified the Company that it would not approve the requested corporate action. The FINRA response letter, a copy of which is filed with this Annual Report as Exhibit 99.1 stated that the corporate action request was deficient under FINRA Rule 6490(d)(3)(4) because FINRA had “actual knowledge” (provided by us) that “a person connected to the Issuer …may be potentially involved in fraudulent activities…” The “person” referenced by FINRA in the deficiency letter was Asher Enterprises, Inc., and its President, Curt Kramer, who was the subject of an SEC Cease and Desist Order (Administrative Proceeding File No. 3-15621, because Asher Enterprises, Inc. then held 4,166,667 of our common shares (approximately 1.2 percent of the outstanding shares) and two convertible promissory notes in the original principal amounts of $30,000 and $32,500 issued November 15, 2011 and April 17, 2012, respectively. Although we explained to FINRA that the Company had had no contact with Asher Enterprises, Inc. or Curt Kramer since 2012, that neither had any involvement of any kind in the company, other than as a passive investor, and that management since 2013 had had no dealings with them, FINRA apparently had concerns that Asher Enterprises, Inc. could continuously convert the notes into our common stock subject to a waivable 4.99 percent limit on holdings. Accordingly, our filing was deemed deficient.

The Company along with Incubator Holdings, Inc. has subsequently been in contact with Asher Enterprises, Inc., and has been advised that neither Asher Enterprises, Inc., nor any officer, director or affiliate of Asher Enterprises, Inc., currently holds any stock or other equity interest in the Company. We have entered into a Settlement and Release Agreement with Asher Enterprises, Inc. dated May 2, 2016, under which Asher Enterprises, Inc. has agreed to accept $50,000 in full payment and satisfaction of all debts owed to it by the Company, including the two convertible notes and further agreed that, pending payment of the settlement amount due on or before May 10, 2016, Asher Enterprises, Inc. would not elect to convert any portion of the two convertible notes into common stock. Accordingly, payment of the settlement amount will completely terminate any connection of any kind between us and Asher Enterprises, Inc., so the adverse conditions which caused FINRA to deny our request for the corporate name change, symbol change and reverse split have been eliminated. We intend to file a new Notice of Corporate Action with FINRA, seeking the same results, immediately upon the filing of this Annual Report with the SEC. All other aspects of the proposed acquisition transaction with Incubator Holdings have been approved and completed, and the Company anticipates completing the transaction in June, 2016 as soon as FINRA approval has been obtained.

On March 31, 2016, Mr. Choo appointed John Griffin as a director of the Company and thereafter resigned as an officer and director. Mr. Griffin then was appointed as Chairman, CEO, President and Secretary and now serves as our sole officer and director. Mr. Griffin also serves as President of Incubator Holdings, Inc. This change in management was reported on a Form 8-K filed with the SEC on April 15, 2016.

F- 14