Form 10-Q
period 2016-03-31
Adama Technologies Corp
filed 2016-09-26
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, ” “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

As of May 20, 2016, 328,851,197 shares of common stock, par value $0.0001 per share, were issued and outstanding and 500,000,000 common shares were authorized.

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

ADAMA TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Current Assets
Cash	$-	$-
Total Assets	$-	$-
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	151,580	178,609
Loans from related parties - Directors and stockholders	22,500	-
Loans from third parties	3,000	16,075
Convertible notes payable, net of discount	393,750	566,250
Convertible note premium		233,925
Judgement payable		181,250
Derivative liability	147,667	146,227
Total Liabilities	718,497	1,322,336

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized
328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized
1,000,000 and 0 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	17,790,957	17,526,222
Common stock issuable		67,240
Stock subscriptions receivable	(51,070)	-
Accumulated deficit	(18,492,269)	(18,949,683)
Total Stockholder ’ s Deficit	(718,497)	(1,322,336)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

	For the Three Months Ended March 31,
	2016	2015
Revenues	$-	$-
Expenses:
General and administrative
Professional fees	3,248	-
Consulting	17,000	30,000
Other general and administrative expenses	-	-
Total Expenses	20,248	30,000
Loss before other income (expense)	(20,248)	(30,000)
Other income (expense)
Loss on extinguishment of debt		(30,000)
Change in fair value of derivatives	1,439	43,792
Interest expense	(13,926)	(13,926)
Loss before income taxes	(32,735)	(30,134)
Income tax expense	-	-
Net Loss	$(32,735)	$(30,134)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	357,235,811	328,851,197

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
OPERATING ACTIVITIES:
Net loss	$(32,735)	$(30,134)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on extinguishment of debt		30,000
Change in fair value of derivatives	(1,439)	(43,792)
Accounts payable and accrued liabilities	43,926	43,926
Net Cash Used in Operating Activities	7,752	-
Net Increase (decrease) in Cash	7,752	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$-	$-
Interest	$-	$-
SUPPLEMENTARY CASH FLOW INFORMATION
Notes issued to settle payables	$-	$30,000

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

Note 1  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Adama Technologies Corporation ( “ Adama Technologies ” or the “ Company ” ) was incorporated under the laws of the State of Delaware on September 17, 2007.  The Company currently conducts no active operations and is engaged in identifying and merging with a suitable operating company.  An Agreement and Plan of Merger has been signed with Capital Interchange Corporation, a Florida corporation, for a three-way merger, expected to close June 30, 2016. See, Subsequent Events.

The accompanying financial statements of Adama Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of March 31, 2016, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company ’ s financial position as of March 31, 2016, and the results of its operations and its cash flows for the period ended March 31, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company ’ s audited financial statements as of December 31, 2015, filed with the Securities and Exchange Commission ( ” SEC ” ), for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash equivalents at March 31, 2016 and 2015.

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

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company ’ s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity ’ s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of six broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The six levels of the fair value hierarchy are described below:

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

MARCH 31, 2016 (Unaudited)

Note 1  Summary of Significant Accounting Policies (continued)

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2016 and December 31, 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Recent Accounting Pronouncements

In August, 2015, the Financial Accounting Standards Board ( “ FASB ” ) issued Accounting Standards Update (ASU) No. 2015-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity ’ s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity ’ s ability to continue as a going concern and substantial doubt is not alleviated after consideration of management ’ s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We are currently assessing the impact on the adoption of ASU and do not believe the adoption will have significant impact on our financial statements and disclosures.

In June 2015, the FASB issued ASU 2015-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2015-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2015-10 will be effective prospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2015-10 during the quarter ended May 31, 2016, thereby no longer presenting or disclosing any information required by Topic 915.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

We have evaluated the other recent accounting pronouncements through ASU 2016-08 and believe that none of them will have a material effect on our financial statements.

Note 2 Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’ s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of March 31, 2016, the Company has an accumulated deficit of $18,492,269.

Note 3 Convertible Notes Payable

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company ’ s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at March 31, 2016 was $45,000.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company ’ s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at March 31, 2016 was $48,750.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $30,000 of the beneficial conversion feature has been amortized as of March 31, 2016. This note is in default.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

Note 3  Convertible Notes Payable (continued)

On January 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $23,564 was determined to exist and was recorded at the time of issue. This note is in default.

On March 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue. This note is in default.

On March 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue. This note is in default March 31, 2016.

On June 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

On July 1, 2015, the Company converted $60,000 of amounts due to officers into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on July 31, 2016. The note has conversion rights that allow the holder of the note after six months to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015.

On September 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on September 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

On December 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on December 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

On March 15, 2016, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

Note 3  Convertible Notes Payable (continued)

As of March 31, 2016 and December 31, 2015, the balance of convertible notes payable was $393,750 and $363,750.

For the three months ended March 31, 2016 the Company has recognized $13,926 in interest expense.

Note 4 Derivative Liability

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of March 31, 2016, the fair value of the Company ’ s derivative liabilities was $127,768.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2015	$171,560
Additions	-
Change in fair value	(43,792)
Deletions	-
Balance at March 31, 2016 (unaudited)	$127,768

The fair values of derivative instruments were estimated using the Black Scholes pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.17%
Expected volatility	182.71%
Expected life	0.25 year

Note 5 Stockholders ’ Deficit

During the quarter ended March 31, 2016, the Company did not issue any shares of common stock. As a result, the total shares outstanding as of March 31, 2016 remained at 328,851,197.

On March 25, 2015, Novation Holdings, Inc., an unrelated party, agreed to purchase 1,000,000 shares of voting preferred stock for $15,000.  The preferred shares have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter.  The issuance of the shares was approved by the Board of Directors. The preferred shares have been issued.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016 (Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

Note 6  Pending Litigation.

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012.  The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior episodic filings, seeks to recover $45,395 in a cash finders ’ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually.  As a result of the failure to respond to the action, the Company is now in default in this action and plaintiff is seeking entry of a default judgment.  Management has engaged with plaintiff and attempted to reach an amicable resolution of the matter. No amount has been accrued in the financial statements related to the legal proceedings, no judgment has been entered and the current status of the matter is unknown.

There are no other known pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company ’ s property is not the subject of any other pending legal proceedings.

Item 2. Management ’ s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “ Adama ” , the “ Company, ” “ we, ” “ our ” or “ us ” refer to Adama Technologies Corporation, unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “ Report ” ). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “ may, ” “ should, ” “ expects, ” “ plans, ” “ anticipates, ” “ believes, ” “ estimates, ” “ predicts, ” “ potential ” or “ continue ” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry ’ s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on April 15, 2016. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on September 17, 2007 as 1 Lane Technologies Corporation. On February 27, 2009, our corporate name was changed to Adama Technologies Corporation to better reflect our proposed business activities.  We acquired the rights to a patent- pending technology upon which a unique wireless data platform is built. On October 27, 2008, we abandoned the business relating to the patent technology and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15 year license to certain environmental hazard remediation technology.  Subsequently, we have acquired and thereafter abandoned several mining and mining related companies, but as of September 30, 2015, we are a shell company and have no operating activities.

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

3

Employees

Other than our current directors and officers, we have no employees at March 31, 2016.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

4

Results of Operations

Results of operations for the three months ended March 31, 2016 and 2015

Revenues

The Company did not generate any revenues from operations for the three and nine months ended March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016 and 2015, total operating expenses were $30,000 and $66,051, respectively. The operating expenses were primarily the result of professional and consulting fees associated with fulfilling the Company ’ s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended March 31, 2016 and 2015 the net loss was $30,134 and $6,639 respectively.  The net loss in the quarter ended March 31, 2016 was the result of consulting expenses in relation to the business operations and development, loss on extinguishment of debt, and a gain on change in fair value of derivatives.

Liquidity and Capital Resources

Our cash balance as of March 31, 2016 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

5

Item 4. Controls and Procedures. Disclosure Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

It is management ’ s responsibility for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as of September 30, 2015 (the “ Evaluation Date ” ). Based on the evaluation by management, they have concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as more fully discussed below.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “ disclosure controls and procedures ” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that we file or submit under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC ’ s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

As of March 31, 2016, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “ COSO ” ) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended March 31, 2016, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

6

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities.

Six convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, has been declared in default by letter dated January 10, 2013. According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the two notes as of March 31, 2016 was $93,750 and the September 17, 2011 note has been fully discharged as of March 31, 2016.

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

September 22, 2016

ADAMA TECHNOLOGIES CORPORATION

By:	/s/ Eric Sills

Eric Sills
Chairman and CEO

7