Form 10-Q
period 2016-06-30
Adama Technologies Corp
filed 2016-09-26
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 333-148910

ADAMA TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0552470
(State of incorporation)	(I.R.S. Employer Identification No.)

10120 S. Eastern Avenue, Suite 130

Henderson, NV 89052

(Address of principal executive offices)

(702) 896-1009

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

ADAMA TECHNOLOGIES CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2016

 i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAMA TECHNOLOGIES CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

ADAMA TECHNOLOGIES CORP.

CONDENSED BALANCE SHEETS

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Current Assets
Cash	$-	$-
Total Assets	$-	$-
Liabilities & Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	151,580	149,271
Loans from related parties - Directors and stockholders	22,500	-
Loans from third parties	3,000	3,000
Convertible notes payable, net of discount	393,750	506,250
Convertible note premium		-
Judgement payable		181,250
Derivative liability	147,667	124,243
Total Liabilities	718,497	964,014

Stockholder's Deficit
Common Stock, $0.0001 par value, 500,000,000 shares authorized 328,851,197 and 328,851,197 shares issued and outstanding	32,885	32,885
Preferred Stock, $0.001 par value, 1,000,000 shares authorized 1,000,000 and 0 shares issued and outstanding, respectively	1,000	1,000
Additional paid in capital	17,790,957	17,872,287
Common stock issuable		67,240
Stock subscriptions receivable	(51,070)	-
Accumulated deficit	(18,492,269)	(18,937,426)
Total Stockholder ’ s Deficit	(718,497)	(964,014)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

	For the Six Months Ended June 30,
	2016	2015
Revenues	$-	$-
Expenses:
General and administrative
Professional fees	3,248	2,625
Consulting	17,000	90,000
Other general and administrative expenses	-	-
Total Expenses	20,248	92,625
Loss before other income (expense)	(20,248)	(92,625)
Other income (expense)
Forgiveness of debt		22,030
Loss on judgement		(248,490)
Loss on extinguishment of debt	-	(112,500)
Change in fair value of derivatives	1,439	3,524
Interest expense	(13,926)	(17,095)
Loss before income taxes	(32,735)	(445,156)
Income tax expense	-	-
Net Loss	$(32,735)	$(445,156)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding during the period - basic and diluted	357,235,811	328,851,197

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
OPERATING ACTIVITIES:
Net loss	$(32,735)	$(475,291)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on extinguishment of debt		142,500
Forgiveness of debt		(22,030)
Judgement payable		248,490
Change in fair value of derivatives	(1,439)	(47,316)
Accounts payable and accrued liabilities	43,926	153,647
Net Cash Used in Operating Activities	9,752	-
Net Increase (decrease) in Cash	9,752	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY CASH FLOW INFORMATION
Notes issued to settle payables	$-	$142,500
Settlement of Judgement		67,240

The accompanying notes are an integral part of these condensed financial statements.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

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

Unaudited Interim Financial Statements

The interim condensed financial statements of the Company as of June 30, 2016, and for the period then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company ’ s financial position as of June 30, 2016, and the results of its operations and its cash flows for the period ended June 30, 2016. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2016. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company ’ s audited financial statements as of December 31, 2015, filed with the Securities and Exchange Commission ( ” SEC ” ), for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash equivalents at June 30, 2016 and 2015.

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

JUNE 30, 2016 (Unaudited)

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

JUNE 30, 2016 (Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

Note 1  Summary of Significant Accounting Policies (continued)

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2016 and December 31, 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

We have evaluated the other recent accounting pronouncements through ASU 2016-08 and believe that none of them will have a material effect on our financial statements.

Note 2 Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’ s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. As of June 30, 2016, the Company has an accumulated deficit of $18,492,269.

Note 3 Convertible Notes Payable

On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company ’ s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at June 30, 2016 was $45,000.

On April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company ’ s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten day period. A beneficial conversion feature was determined to exist and was recorded at the time of issue, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. The balance outstanding on this note at June 30, 2016 was $48,750.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A beneficial conversion feature of $30,000 was determined to exist and was recorded at the time of issue. $30,000 of the beneficial conversion feature has been amortized as of June 30, 2016. This note is in default.

ADAMA TECHNOLOGIES CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016 (Unaudited)

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

On March 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company ’ s common stock at a fixed price of $0.0015. A loss on extinguishment of debt of $30,000 was determined to exist and was recorded at the time of issue. This note is in default June 30, 2016.

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

JUNE 30, 2016 (Unaudited)

(THESE STATEMENTS HAVE NOT BEEN REVIEWED)

Note 3  Convertible Notes Payable (continued)

As of June 30, 2016 and December 31, 2015, the balance of convertible notes payable was $393,750 and $363,750.

For the three months ended June 30, 2016 the Company has recognized $13,926 in interest expense.

Note 4 Derivative Liability

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of June 30, 2016, the fair value of the Company ’ s derivative liabilities was $127,768.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2015	$171,560
Additions	-
Change in fair value	(43,792)
Deletions	-
Balance at June 30, 2016 (unaudited)	$127,768

The fair values of derivative instruments were estimated using the Black Scholes pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.17%
Expected volatility	182.71%
Expected life	0.25 year

Note 5 Stockholders ’ Deficit

During the quarter ended June 30, 2016, the Company did not issue any shares of common stock. As a result, the total shares outstanding as of June 30, 2016 remained at 328,851,197.

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

JUNE 30, 2016 (Unaudited)

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

3

Employees

Other than our current directors and officers, we have no employees at June 30, 2016.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended June 30, 2016 and 2015

Revenues

The Company did not generate any revenues from operations for the three and nine months ended June 30, 2016 and December 31, 2015.

During the three months ended June 30, 2016 and 2015, total operating expenses were $30,000 and $66,051, respectively. The operating expenses were primarily the result of professional and consulting fees associated with fulfilling the Company’s SEC reporting requirements and equity compensation for consulting expenses in relation to the business operations and development.

Net loss

During the three months ended June 30, 2016 and 2015 the net loss was $30,134 and $6,639 respectively.  The net loss in the quarter ended June 30, 2016 was the result of consulting expenses in relation to the business operations and development, loss on extinguishment of debt, and a gain on change in fair value of derivatives.

Liquidity and Capital Resources

Our cash balance as of June 30, 2016 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As of June 30, 2016, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “ COSO ” ) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended June 30, 2016, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers being material weaknesses.

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

(a)

Changes in control over financial reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2016, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities.

Six convertible promissory notes issued in September 7, 2011, November 15, 2011 and April 17, 2012, has been declared in default by letter dated January 10, 2013. According to the terms of the notes, upon default the balance due becomes 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity.  As a result of subsequent conversions by the holder, the principal balance due on the two notes as of June 30, 2016 was $93,750 and the September 17, 2011 note has been fully discharged as of June 30, 2016.

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

September 23, 2016

ADAMA TECHNOLOGIES CORPORATION

By:	/s/ Michael Choo

Michael Choo
Chairman and CEO

