Form 10-K
period 2016-12-31
Adama Technologies Corp
filed 2017-10-13
CIK 1422222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-148910

ADAMA TECHNOLOGIES CORPORATION
(Exact name of Company as specified in its charter)

Delaware	98-0552470
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

110 Director’s Row, Suite B Jackson, TN	38301
(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (702) 896-1009

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☐

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1)	Yes ☐ No ☐
2)	Yes ☐ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging Growth Company ☐

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

Yes ☐ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Company’s most recently completed fiscal quarter.

Approximately $5,621,936 based upon $.055 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

The number of shares of the issuer’s common stock issued and outstanding as of October 1, 2017 was 157,217,031 shares.

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “ and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factor could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●		risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●		risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●		risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●		risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●		risks and uncertainties relating to the various industries and operations we are currently engaged in;

●		results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●		risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●		risks related to commodity price fluctuations;

	●	the uncertainty of profitability based upon our history of losses;

	●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

	●	risks related to environmental regulation and liability;

	●	risks related to tax assessments;

	●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Adama,” the “Company,” “we,” “us,” or “our” refer to Adama Technologies Corp., unless otherwise indicated.

ADAMA TECHNOLOGIES CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2016.
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

Item 1. Business.

HISTORY OF OUR COMPANY

We were incorporated in Delaware on September 17, 2007 as 1 Lane Technologies Corporation. On February 27, 2009, our corporate name was changed to Adama Technologies Corporation to better reflect our business activities. We acquired the rights to a patent-pending technology upon which a unique wireless data platform is built. On October 27, 2008, we abandoned the business relating to the patented technology and executed an exclusive brownfield license agreement with Solucorp Industries Ltd., pursuant to which we acquired a 15-year license to certain environmental hazard remediation technology. Subsequently, we have acquired and thereafter abandoned several mining and mining related companies, but as of December 31, 2014, we became a shell company and have no operating activities. On September 10, 2015, the Company entered into an Agreement and Plan of Merger and Acquisition with Incubator Holdings, Inc., a Wyoming corporation (the “Agreement”). Under the terms of that Agreement, Incubator Holdings formed an acquisition subsidiary, ADAC Acquisition Corp. in Florida; Incubator Holdings, Inc. (Wyoming) merged with that Florida subsidiary. This Agreement was later unwound by the board, however, the plan to continue with the reverse split of the common shares of the stock that was previously approved by the Board and Shareholders. This decision was submitted to the ADAC preferred shareholder and approved by vote of the preferred shares representing 51 percent of the total votes of all shareholders. ADAC, by Board resolutions and majority preferred shareholder vote, approved and reaffirmed this reverse action on November 1, 2016. On November 18, 2016 FINRA effectuated this reverse and stock was reverse 250 to 1. On November 23, 2016 Adama Technologies successfully completed its acquisition of Alpine Industries, a defense contractor that manufactures a number of parts for the United States government. This purchase and sale agreement was disclosed in an 8-K filed on December 13, 2016. With Alpine having substantial annual revenues, Adama Technologies underwent a reverse merger and ceased to be a shell company at that time.

Our principal executive offices are now located at 110 Director’s Row, Suite B Jackson, TN 38301. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. Our fiscal year end is December 31.

OUR CURRENT BUSINESS

During the past year our main business was derived from our reverse merger target, Alpine Industries, which is a defense contractor for divisions of the United States military. We derive most of our revenues from government contracts. Our contracts are principally with the Department of Defense and various military acquisition organizations. Alpine is in the process of continually expanding its base of operation. It looks to develop a broader range of activities to accomplish its objectives. To that end Alpine has focused on developing its commercial services division and has developed key relationships to facilitate that. Alpine has developed a key relationship with IPEX Corporation based out of Canada. Throughout the year we have serviced 11 Research and Development contracts with them and this trend looks to continue. It is the hope of the corporation that more production work will come from these contracts.

Additionally, Alpine has been doing production work for Ducworks, a diverse company offering aerospace products as well as high-end commercial construction products. These types of projects add diversity and showcase Alpine’s ability to develop and manage multiple types of products. Alpine looks to continue building this relationship.

Focusing on continuing its Aerospace division, Alpine continues to service its 16 existing contracts. With over $2.2 million in anticipated revenues, it represents a major part of the business to be completed. As a commitment to its aerospace division Alpine also continues to bid on contracts available. Alpine has currently bid on over 40 contracts that fit within the over 200 different types of products that Alpine can produce.

Alpine looks to continue its path to deliver record setting growth, and feels as if the newly developed commercial services along with the steady and growing government contracts will produce the results the Company is looking for.

Additionally, we are actively seeking merger and acquisition candidates.

In the process of seeking merger and acquisition partners Adama has been able to successfully engage in three additional transactions which are asset purchase opportunities.

Transaction #1: On April 29, 2017, Adama completed the asset purchase of SafeGuard PII in which Adama acquired the technology products within SafeGuard PII. Safeguard protects families and businesses from identity theft. This technology provides far more than the typical credit card protection. In fact, it supplies the “7” essential components of whole identity protection. These include:

1.	Whole identity monitoring-not just credit cards
2.	Cyber-crime protection—hackers, viruses, etc.
3.	Credit-management and credit protection
4.	Privacy-minimized junk mail, spam, etc.
5.	Lost wallet protection
6.	Whole identity recovery—restoration to pre-theft status
7.	Cyberhood watch—24/7 real-time alerts

SafeGuard PII’s technology is an industry pioneer and top-tier Privacy Management Firm that provides compliance solutions to companies throughout the U.S. SafeGuard PII is also a provider of the most robust identity theft protection and restoration product in the marketplace. SafeGuard PII has become known not only for educating the corporate environment on data protection strategies and privacy law compliance, it is also known for its whole identity monitoring and restoration solutions.

Where many programs just focus on credit cards and bank accounts, our PII Defender program monitors internet black market sites, other internet trading sites where ID thieves buy and sell information, utility and phone records, public databases, criminal databases and DMV records, in addition to credit files for your personal information. No other service gives you this level of protection. Members also receive lost wallet recovery services, Cyber security membership, credit report review and correction services and fully managed expert recovery assistance, restoring your identity back to pre-theft status including prosecution of the identity thief and so much more.

The terms of the transaction with Safeguard were an asset purchase of the technology in software for $2,000,000, payable in restricted shares of stock. Additionally, the Company appointed the founder of Safeguard, Mr. Mark Brown, to an advisory position and named him the director of sales in order to help better market and sale the assets acquired.

Transaction #2: Subsequent to this filing period, Adama Technologies negotiated and completed an asset acquisition of several technology platforms called Prenr, Trove and Generation H.E.R.O. from Element 99, LLC. In this transaction, Adama Technologies acquired a 25% participation of these technologies and platforms within their own sales environments. This transaction is pending the Company becoming current in its financial reporting obligations with the SEC.

Element99 was founded in early 2016 as a startup focused on creating innovative solutions for entrepreneurs. During the last 20 months, Element99 has been in development of several product brands that will become the foundation for the upcoming entrepreneurial ecosystem. One of the driving motivators behind Element99 is to band together with organizations worldwide to help fight entrepreneurial burnout and depression. Generation H.E.R.O. was formed to help entrepreneurs reach out in times of failure and distress, a common enemy that every entrepreneur can relate with. Generation H.E.R.O. will begin by publishing unique content showcasing the journeys of several successful entrepreneurs through short films, podcasts, interviews, and social broadcasts. The mechanism to distribute awareness for Generation H.E.R.O. is the product PRENR, a lifestyle brand that provides education, services, and merchandise to support the overall identity of this subculture.

Element99 has also been developing a social commerce platform called Trove, innovating around how people discover and share the things they use and enjoy every day. This social platform is an integrated marketplace that allows consumers to discover and share products with their peers in a dedicated network focused on user experiences instead of friendship and status. Trove provides a social experience that cannot be found on any other platform and has created a vehicle to connect consumer and advertiser together in ways that can push commerce forward into the digital economy.

The team behind Element99 has over 40 years combined marketing and product development experience and is growing rapidly as they enter the first phase of release in late 2017. The mission behind Element99 is to help entrepreneurs reach their goals through passion, creativity, and the relentless pursuit of innovation. This mission is driven and reiterated throughout the company by founder Chris Jones, and in his words, ”My passion is to build the greatest entrepreneurial brand in the world and my vision is to always believe we can build a brand that makes a difference.”

Transaction #3: Subsequent to this filing period, Adama Technologies negotiated the acquisition of EZ Mart Food Stores, Inc. This acquisition will include the assignment of two contracts to purchase convenience store operations in Cusseta, Alabama and Holiday, Florida. These operations are currently generating $10 million and $8 million in annualized revenue respectively. Both locations are set to close in the fourth quarter of 2017.

Employees
The Company currently has 7 full time employees, 3 of those are salaried employees and 4 of those employees earn an hourly wage.

Facilities
Our principal executive offices are now located at 110 Director’s Row, Suite B Jackson, TN 38301. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.

Alpine Industries leases a 11,700 square foot facility in Richmond, Utah that is utilized for manufacturing and operations.

Government Regulations
During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 1A. Risk Factors

Risks Associated With Our Business

We have unsecured convertible notes that came due in 2016 and will continue to come due in 2017 and we have limited resources to pay these notes on the maturity date.

Over the last several years, we have been funding our operations through the sale of both equity and debt securities. We have $643,689 worth of convertible notes outstanding at December 31, 2016 (net of unamortized discount).

If the note holders decide not to convert these notes to common stock, we will have an obligation on the maturity date of each note to pay the note holder all accrued interest and principal on such note. In such case, we would have to find sources of cash to re-pay the note holder and there can be no assurance such resources will be available.

We will need to raise funds through financings in the future, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors or creditors.

We expect to seek additional funds in debt or equity financings if they are available to us on terms we believe reasonable to provide for working capital, carry out business operations or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment. Such additional debt, if authorized, would create rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock and would have to be repaid from future cash flow.

If we fail to raise additional capital to fund our business growth our business could fail.

We have to raise significant amounts of capital to meet our anticipated needs for working capital and other cash requirements for the near term to develop and grow our existing businesses. We will attempt to raise such capital through the sale of common stock or debt instruments. However, there is no assurance that we will be successful in raising or borrowing sufficient additional capital and we have no arrangements for future financing and there can be no assurance that additional financing will be available to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our exploration projects, take advantage of potential acquisition opportunities, possibly develop or enhance its properties in the future or respond to competitive pressures would be significantly limited. Such limitation could have a material adverse effect on our business and financial condition and cause our business to fail.

Our success is dependent upon a limited number of people and we may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team. The loss of the services of any member of our management could have a material adverse effect on not only the Company’s operational status, but also its financial health.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations. Personnel do represent a significant asset, and the competition for such personnel is intense in the current market place. We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations.

Our officers and directors do not devote full time to our operations.

Our officers do not devote their full time to our operations. Until such time that we can afford executive compensation to afford full time service, our directors and officers will remain divided in the amount of time they can spend on our business activities.

Risks Relating to our Common Stock

Trading on the OTC pink sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

We have convertible notes outstanding that may be converted, at a discount, into shares of our common stock thus increasing the number of shares issued and outstanding we have and having a potential negative effect on our stock price.

We have never paid dividends and have no plans to in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operation of our business. Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of our common stock and 500,000,000 shares of blank check preferred stock. The common stock or blank check preferred stock can be issued by our board of directors, without stockholder approval. Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public shareholders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we expect our actual operating results to continue to fluctuate;

●	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

●	overall stock market fluctuations;

●	economic conditions generally;

●	announcements concerning our business or those of our competitors or vendors;

●	our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;

●	future sales of common stock;

●	actions initiated by the SEC or other regulatory bodies;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

●	convertible note holders have the right to convert the notes to common shares at a discount which could have the effect of depressing the stock price

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our executive offices are located at 110 Director’s Row, Suite B Jackson, TN 38301, in offices provided by an independent consulting firm. We believe that this space is adequate for our current and immediately foreseeable operating needs. Alpine Industries leases a 11,700 square foot facility in Richmond, Utah where it does all of its manufacturing.

ITEM 3. LEGAL PROCEEDINGS.

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012. The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior episodic filings, seeks to recover $45,395 in a cash finders ‘ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually. As a result of the failure to respond to the action, the plaintiff has been awarded a default judgement which was entered on December 15, 2015 for a cash amount of $181,500 and 2.5% of the fully diluted common stock issued and outstanding of Adama Technologies Corporation which was valued at $67,240 for a total amount of $248,490.

There are no other known pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company ‘ s property is not the subject of any other pending legal proceedings.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be traded on the OTC Markets, under the ticker symbol ADAC.

Historic Trading Prices - Adama Technologies Corp
Year	2016

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
	Jan - Mar	Apr - Jun	Jul - Sept	Oct - Dec
High	3.25	0.23	0.38	1.08
Low	0.10	0.05	0.08	0.10

Holders

As of December 31, 2016, there were 114,815,781 shares of our common stock issued and outstanding, which were held by stockholders of record.

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

There were 114,815,781 shares issued in the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

In the year ended December 31, 2016 the Company generated $2,880,248 in annual revenue compared to $2,468,657 in 2015. Cost of sales was $2,082,662 for the year ended December 31, 2016 and $2,107,697 for the year ended December 31, 2015. Our gross revenue substantially in 2016 as we adjusted our business operations between years. Our operating expenses in the year ended December 31, 2016 amounted to $487,494 as compared to $432,959 for the year ended December 31, 2015.

Our net income in the year ended December 31, 2016, was $2,038,261 as compared to the net loss of $117,641 during the year ended December 31, 2015. The major change in 2016 was due to a change in the fair value of derivatives which resulted in a gain of $1,718,507 during 2016.

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

Liquidity and Capital Resources

On November 23, 2016, The Company completed its acquisition of Alpine Industries, Inc. This acquisition and reverse merger recorded significant revenues for the Company.

We had $202,339 cash on hand at December 31, 2016, compared to none at December 31, 2015.

Our revenue for year ended December 31, 2016 was $2,468,657 compared to $2,082,662 for year ended December 31, 2015. In 2015 numerous contracts that had already been awarded were completed and then in 2016 the Company was able to bid on numerous additional contracts that we hope to be awarded in 2017 and 2018.

Additionally, we plan to use 2017 to develop the other three products we have acquired to enable those transactions to begin to yield revenue. Those products as itemized in Note 13 (Subsequent Events) each have operational and cash flow demands that we will also have to consider in the upcoming year. The Company plans to raise capital to finance those requirements through the issuance of convertible notes that will offer the company additional liquidity.

At December 31, 2016, we had $643,689 in principal amount of outstanding convertible notes, net of debt discount.

The proceeds from loans as well as cash on hand is being used to fund the operations of our current operations including our two technology deals, as well as the continued operations within Alpine Industries.

The following table provides detailed information about our net cash flows for the years ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Net cash used in operating activities	$(543,010)	$(37,219)
Net cash provided by (used in) investing activities	$648,000	$(1,699)
Net cash provided by financing activities	$97,349	$5,179
Net increase(decrease) of cash	$202,339	$(33,739)

The decrease in our cash used in operating activities in 2016 was primarily caused by net income of $2,038,261 offset by non-cash gains on the sale of property and equipment and derivative liabilities of $228,018 and $1,718,507, respectively. There was also a decrease in client deposits of $1,937,351, a decrease in accounts payable and accrued liabilities of $201,692 offset by an increase in inventory of $1,230,287. Our goal is that because we have bid an increased number of government contracts in 2016, that the awarded contracts will drive revenues in 2017, 2018 and 2019.

During the year ended December 31, 2016, cash provided by investing activities was $648,000 compared to cash used in investing activities of $1,699 the prior year . The large increase in 2016 was created from cash received from the sale of land, buildings and equipment.

Cash provided by financing activities for the year ended December 31, 2016 was $97,349 compared to $5,179 from the prior year. . The increase in 2016 was due to $375,000 proceeds received from notes payable and $110,816 in proceeds received from related parties compared to $207,630 in proceeds received from related parties in the prior year.

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are not effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO-

2013 criteria. Based on the assessment performed, management believes that as of December 31, 2016, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2016.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2016, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Management Changes

At a meeting of the Board of Directors held on August 26, 2016, the Board of Directors voted to remove John Griffin as the Chairman and Chief Executive Officer of Adama Technologies and voted to replace him with Eric Sills. The board also voted to appoint Brandon James Rushing to the position of Vice President and Chief Operational Officer. This change in management was reported on a Form 8-K filed with the SEC on August 29, 2016.

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

Acquisitions.

Adama has completed the acquisition and subsequent reverse merger with Alpine Industries and is engaged in 3 additional asset based purchases as detailed in Item 1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of December 31, 2016.

Name	Age	Positions and Offices Held

Eric Sills	49	Chief Executive Officer, Chief Financial/Accounting Officer, Secretary and Director
Brandon Rushing	32	Vice President, Chief Operating Officer, Director

Our Directors hold office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Eric Sills. Eric Sills is an engineer by training. He has worked in manufacturing, plant management and operations with large plant facilities. He received his engineering and management degree at The University of Tennessee in Knoxville in 1991. He started out as an engineer in 1991 for the LEE jeans company where he served as manager of quality control for all of LEE’s denim products and played a large role in putting together all of LEE’s strategic markets in the Southeast. He then started his own company, SILLCO, INC., where he was responsible for operations of SILLCO production, sales and financial budgeting and analysis. Eric provided management to mid-level managers, worked with financing sources to secure financing for the capital needs of the company, and provided leadership and oversight to the product development team and helped launch new product brands that were sold to wholesale and retail markets.

Eric eventually sold SILLCO and became a partner in a contracting company in central Tennessee where he currently serves as an executive director and sales manager. Eric manages the sales team, oversees all procurement activity, scheduling materials, laborers and customer service. This company is on schedule to have revenue in excess of $20 million in 2017.

Eric has been married for 24 years and has two children. He is very active with his children, coaching both soccer and baseball.

Brandon James Rushing. Brandon is a Graduated from the University of Tennessee and also serves as a sales manager for a large auto dealer software company. His background in both sales as well as software supply and development give him a keen understanding of the unique challenges and opportunities facing Adama Technologies. Brandon has been instrumental in utilizing his background and contacts to help navigate the difficult waters of operating a tech startup and turning it into a marketable product. Brandon continues to believe in the vision and direction of Adama Technologies and is very focused on growing the tech sector opportunities that are currently in development.

Audit Committee and Financial Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or Director at will. We will form an audit committee if it becomes necessary as a result of growth of the Company or as mandated by public policy.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, the Company plans to implement such a code in the third quarter of 2017.

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

Stock Options/SAR Grants .. On July 22, 2009, the Company adopted the Stock Incentive Plan, pursuant which the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors, consultants and service provider of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 25,000,000 shares of common stock. The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan. The plan may be administered by the Board. No options have been issued to date under the plan.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Accrued Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Sills, CEO	2016	--	-	-	-	-	-	-	$-
Brandon Rushing	2016	-	-	-	-	-	-	-	$-

Long-Term Incentive Plans. As of December 31, 2016, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards. As of December 31, 2016, none of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

During the year 2016 no compensation has been paid to any of our Directors in consideration for their services rendered in their capacity as directors.

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

The percentages below are calculated based on 114,815,971 shares of our common stock issued and outstanding as of December 31, 2016. The address of each person listed is c/o the Company

	No. of	Percentage
Officers, Directors and 5% Stockholders	Shares	Ownership
Keith Rosenblum	25,000,000	21.7%
Rowen Pfeifer	25,000,000	21.7%
	50,000,000	43.4%

1 The vote attributed to the common stock listed above is only 49% of the total vote

JA Investment Holdings, LLC. holds 498 million shares of preferred stock with 51% of the total vote, JA Investment Holdings, LLC. is the controlling voting shareholder of the Company, with 51 percent of the total voting power of all classes of stock voting on any matter.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate families of the foregoing had or is to have a direct or indirect material interest during the year ended December 31, 2016.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors. We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Heaton & Company, PLLC is as our independent auditor for the fiscal years ended December 31, 2016 and 2015. The following table reflects the fees paid or accrued to our independent auditors in years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Audit Fees	$4,000	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2016, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

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

ADAMA TECHNOLOGIES CORP.

Date: September 20, 2017	By:	/s/ Eric Sills
Eric Sills
Chief Executive Officer & Chief Financial Officer

ADAMA TECHNOLOGIES CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

Heaton & Company, PLLC

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Adama Technologies Corporation

We have audited the accompanying balance sheets of Adama Technologies Corporation. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adama Technologies Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital. This factor, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com	October 10, 2017

ADAMA TECHNOLOGIES CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015

Assets
Current Assets
Cash	$202,339	$—

Prepaid Expenses and Other Current Assets	1,500	2,609
Inventory	1,642,860	2,873,147
Accounts Receivable	—	102,894
Total current assets	1,846,699	2,978,650

Property and Equipment	281,055	784,080

Total Assets	$2,127,754	$3,762,730

Liabilities & Stockholders’ Equity/(Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities	$1,442,895	$688,095
Client Deposits	1,142,437	3,079,788
Bank Overdraft	—	15,830
Current Portion of Notes Payable	373,259	103,109
Loans from Related Parties	316,746	205,930
Current Portion of Line of Credit	22,307	21,839
Current Portion of Capital Leases	83,637	77,172
Convertible Notes Payable, Net of Discount	643,689	—
Judgement Payable	248,490	—
Derivative Liability	2,747,122	—
Total Current Liabilities	7,020,582	4,191,763

Long-Term Debt
Notes Payable, Less Current Portion	—	176,993
Capital Leases, Less Current Portion	157,346	233,244
Line of Credit, Less Current Portion	77,381	99,210
Total Long-Term Debt	234,727	509,447

Total Liabilities	7,255,309	4,701,210

Stockholders’ Equity/(Deficit)
Preferred Stock, $.0001 par value, 500,000,000 million authorized 500,000,000 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	8,500	—
Common Stock, $.0001 par value, 500,000,000 million authorized 114,815,781 and 8,000,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	11,482	800
Additional Paid-In Capital	(5,987,593)	258,925
Retained Earnings(Deficit)	840,056	(1,198,205)
Total Stockholders’ Equity/(Deficit)	(5,127,555)	(938,480)

Total Liabilities & Stockholders’ Equity/(Deficit)	2,127,754	3,762,730

The accompanying notes are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	Year Ended December 31, 2016	Year Ended December 31, 2015

Revenues	$2,880,248	$2,468,657
Cost of Goods Sold	2,082,662	2,107,697
Gross Profit	797,586	360,960

Expenses:

General and Administrative	404,451	335,414
Depreciation and Amortization	83,043	97,545
Other General and Administrative	—	—
Total Operating Expenses	487,494	432,959

Income(Loss) From Operations	310,092	(71,999)

Other Income (Expenses)
Gain on Sale of Asset	228,018	—
Gain/(Loss) on Derivatives	1,718,507	—
Interest Expense	(218,356)	(45,642)
Total Other Income(Expenses)	1,728,169	(45,642)

Net income/(loss) Before Income Taxes	2,038,261	(117,641)

Income Tax Expense	—	—
Net Income/(Loss)	2,038,261	(117,641)

Net Gain/(Loss) Per Share - Basic	$0.11	$(0.00)
Net Gain/(Loss) Per Share - Diluted	$0.04	$(0.00)

Weighted Average Number of Shares - Basic	18,110,021	8,000,000
Diluted	51,990,722	8,000,000

The accompanying notes are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Operating Activities:
Net Income (Loss)	2,038,261	(117,641)
Adjustments to reconcile net income(loss) to cash used in operating activities:
Gain on Sale of Property and Equipment	(228,018)	—
Depreciation and Amortization	83,043	97,545
Accretion of Debt Discount	67,047	—
Imputed interest	19,917	—
Gain on Derivative Liability	(1,718,507)	—
Changes in operating assets and liabilities
Accounts Receivable	102,894	(17,813)
Prepaid & Other Current Assets	1,109
Inventory	1,230,287	467,818
Accounts Payable and Accrued Liabilities	(201,692)	410,007
Client Deposits	(1,937,351)	(877,135)
Net Cash Used in Operating Activities	(543,010)	(37,219)

Investing Activities
Proceeds from Sale of Property and Equipment	648,000	—
Purchase of Property and Equipment	—	(1,699)
Net Cash Provided by (Used in) Investing Activities	648,000	(1,699)

Financing Activities
Bank Overdraft	(15,830)	15,830
Repayment on Note Payable	(281,843)	(87,977)
Repayment on Line of Credit	(21,361)	(21,361)
Repayment on Capital Leases	(69,433)	(87,943)
Proceeds from Related Parties	110,816	207,630
Repayment to Related Parties	—	(10,000)
Capital Distribution	—	(11,000)
Proceeds From Notes Payable	375,000	—
Net Cash Provided by Financing Activities	97,349	5,179

Net Increase(Decrease) in Cash	202,339	(33,739)
Cash, Beginning of Period	—	33,739
Cash, End of Period	202,339	—

Supplemental Disclosure of Cash Flow Information
Cash Paid during the period for:
Income Taxes	—	—
Interest	55,855	43,308
Non-cash investing and financing activities
Stock Issued for Acquisitions	$2,000,000	$—
Liabilities Assumed in Recapitalization	$1,903,992	$—
Common Shares Issued Upon Conversion of Promissory Notes	$412,500	$—
Convertible Notes Issued to Settle Accounts Payable	$535,000	$—

The accompanying notes are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

	Common Stock,		Preferred Stock,				Total
	$0.0001 Par Value		$0.0001 Par Value		Additional	Retained	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Earnings (Deficit)	Equity (Deficit)
Balance, January 1, 2015	8,000,000	$800	—	$—	$269,925	$(1,080,564)	$(809,839)

Distributions	—	—	—	—	(11,000)	—	(11,000)

Net loss 2015	—	—	—	—	—	(117,641)	(117,641)

Balance, December 31, 2015	8,000,000	800	—	—	258,925	(1,198,205)	(938,480)

Reverse merger recapitalization	90,315,781	9,032	500,000,000	8,500	(6,678,085)	—	(6,660,553)

Imputed Interest					19,917		19,917

Shares issued for conversion of debt	16,500,000	1,650	—	—	410,850	—	412,500

Net Income 2016	—	—	—	—	—	2,038,261	2,038,261

Balance, December 31, 2016	114,815,781	$11,482	500,000,000	$8,500	$(5,987,593)	$840,056	$(5,127,555)

ADAMA TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization and Description of Business
Adama Technologies Corporation (“Adama Technologies” or the “Company”) was incorporated under the laws of the State of Delaware on September 17, 2007.

On November 23, 2016, Adama Technologies successfully completed its acquisition of Alpine Industries, LLC a defense contractor that manufactures a number of parts for the United States government. With Alpine having substantial annual revenues, Adama Technologies underwent a reverse merger and ceased to be a shell company at that time. The transaction has been treated as a recapitalization of the Company, with the Company, Adama Technologies Corp. (the legal acquirer of Alpine Industries, Inc.) considered the accounting acquiree, and Alpine Industries, Inc., (the legal acquiree of the Company) considered the accounting acquirer. All costs related to the transaction are being charged to operations as incurred. The historical financial statements presented as of December 31, 2015 are presented under predecessor entity reporting wherein the prior historical information consists solely of Alpine Industries, LLC’s balance sheet and results of operations and cash flows. The consolidated financial statements as of December 31, 2016 are presented under successor entity reporting and include the balance sheets of Alpine Industries, LLC and Adama Technologies and the results of operations and cash flows of Alpine Industries, LLC for the year end December 31, 2016 and the results of operations and cash flows of Adama Technologies from November 23, 2016 through December 31, 2016.

Cash

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash and cash equivalents at December 31, 2016 and 2015.

Inventory
All inventory is work in process and consists of products, materials, parts and labor and is carried at the lower of cost or market. The Company capitalizes costs on all contracts until the contract is completed. At December 31, 2016, the Company had $1,642,860 in inventory compared to $2,873,147 in December 31, 2015.

Shipping and Handling Costs
The Company includes shipping and handling costs as part of costs of goods sold.

Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred. The Company incurred $0 advertising or marketing costs during the years ended December 31, 2016 and 2015.

Fixed Assets
Property and equipment are recorded at cost.

Depreciation
Depreciation is provided for on the straight-line method over the estimated useful lives of the assets as follows:

Type	Life
Building & Improvements	15 to 39 years
Equipment	5 to 10 years
Equipment Leased	7 years
Furniture & Fixture	5 to 15 years
Office Equipment	5 to 10 years
Vehicle	5 years

The accumulated depreciation as of December 31, 2016 and 2015 was $1,394,379 and $1,495,612, respectively. Depreciation expense for the year ended December 31, 2016 and 2015 was $83,043 and $97,545, respectively.

Revenue Recognition
The Company recognizes revenue from sales at the time a contract is completed. Any payment received from customers before a contract is completed is deferred and recorded as customer deposits until the contract is completed. At December 31, 2016 and 2015, we had $1,142,437 and $2,873,147 in customer deposits, respectively.

Concentration of Revenue
A significant portion of the Company’s revenue comes from government contracts. Due to that fact, the Company received 95% of its revenue from one company, LSI, a primary defense contract holder, in the year ended December 31, 2015. For the year ended December 31, 2016 that same company, LSI, represented 90% of our revenue.

Earnings Per Share

Basic net income (loss) per share is calculated pursuant to ASC Topic No. 260 whereby net income (loss) per share is divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants, and other convertible securities. As of December 31, 2016 and 2015, the Company had 326,363,170 and 0 potentially dilutive securities related to convertible notes, respectively.

Accounts Receivable
Currently we have had no issues in collection on accounts receivables simply because the vast majority of our revenue is the result of completed contracts with the United States government as we are a defense contractor. We have currently adopted the policy to write off receivables after they have been uncollectable for 1 year. Currently we have no receivables more than 90 days old.

Basis of Presentation and Organization
 The accompanying consolidated financial statements of the Company were prepared from the accounts of the Adama Technologies and Alpine Industries, LLC under the accrual basis of accounting.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2016 and December 31, 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company’s financial statements and notes to the financial statements. The Company is evaluating the effects of the adoption of this ASU to its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is evaluating the effects of the adoption of this ASU to its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on our consolidated financial statements.

In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods and interim periods within those annual periods, beginning on or after December 15, 2017. The Company is currently evaluating the impact that this standard will have on our consolidated financial statements.

In October 2016, the FASB issued new guidance that requires a reporting entity to recognize the tax expense from intra-entity asset transfers of assets other than inventory in the selling entity’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buying entity’s jurisdiction would also be recognized at the time of the transfer. The Company is currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 2 Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated revenues, however, the Company has a negative working capital deficit of $5,173,883. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 Convertible Notes Payable

 On November 18, 2011, the Company signed a $30,000 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on August 18, 2012. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten-day period. The conversion feature was determined to exist and was recorded at the time of issue as a derivative liability, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. During 2016, the Company issued 8,000,000 shares of common stock to convert $200,000 of the outstanding balance of this note. The total balance outstanding on this note at December 31, 2016 was $273,650, which included $243,650 of accrued interest and penalties.

In April 27, 2012, the Company signed a $32,500 convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 27, 2013. The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest six trading prices for the Common Stock during the most recent ten-day period. The conversion feature was determined to exist and was recorded at the time of issue as derivative liability, but has been fully amortized in prior periods. This note is in default. According to the terms of the note upon default the balance due is 150% of the unpaid principal balance. In addition, from the date of default the notes bear interest at 22% per annum. The investor may in its sole discretion convert the default amount into equity. During 2016, the Company issued 8,500,000 shares of common stock to convert $212,500 of the outstanding balance on this note. The total balance outstanding on this note at December 31, 2016 was $300,544, which included $268,544 of accrued interest and penalties.

On October 15, 2013, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on October 15, 2014. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $53,939.

On January 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on January 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $51,078.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $49,225.

On March 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $49,225.

On June 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $46,642.

On July 1, 2014, the Company converted $60,000 of amounts due to officers into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on July 31, 2015. The note has conversion rights that allow the holder of the note after six months to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $93,285.

On September 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on September 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $44,168.

On December 15, 2014, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on December 15, 2015. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $41,826.

On March 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $39,607.

On April 1, 2015, the Company converted $52,500 of compensation owed into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 31, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $69,312.

On April 1, 2015, the Company converted $30,000 of compensation owed into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on March 31, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $39,607.

On June 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $37,506.

On September 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on September 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $35,517.

On December 15, 2015, the Company converted $30,000 of payables into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on December 15, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $33,633.

On October 7, 2016, the Company entered in convertible note agreement with a private and accredited investor, Vincent & Rees, LC, in the amount of $74,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on October 7, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%. A debt discount amount of $74,000 was recorded upon issuance of the note and as of December 31, 2016, the carrying amount of the convertible note is $17,233, the unamortized discount on the note is $56,767 and accrued interest is $2,096. Interest expense of $8,641 was recorded on the note since the date of the merger.

On November 14, 2016, the Company entered in convertible note agreement with a private and accredited investor, Chienn Consulting, LLC, in the amount of $35,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on November 14, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%. A debt discount amount of $35,000 was recorded upon issuance of the note and as of December 31, 2016, the carrying amount of the convertible note is $4,507, the unamortized discount on the note is $30,493 and accrued interest is $529. Interest expense of $4,058 was recorded on the note since the date of the merger.

On December 19, 2016, the Company entered in convertible note agreement with a private and accredited investor, Vertex Systems, Inc., in the amount of $535,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on December 19, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%. A debt discount amount of $535,000 was recorded upon issuance of the note and as of December 31, 2016, the carrying amount of the convertible note is $55,699, the unamortized discount on the note is $479,301 and accrued interest is $2,287. Interest expense of $57,986 was recorded on the note since the date of the merger.

As of December 31, 2016, and 2015, the principle balance of convertible notes payable was $643,689 and $0, respectively. The accrued interest balance as of December 31, 2016 and 2015 was $697,486 and $0, respectively, and is recorded in accounts payable & accrued liabilities on the balance sheet.

For the twelve months ended December 31, 2016 the Company has recognized $114,461 of interest expense related to the convertible notes payable, which includes accretion of the debt discount of $67,047.

Note 4 Notes Payable

	2016	2015
Mark Bergson	$25,000	—
Lower Foods	348,259	—
Bank of Utah	—	280,102
	$373,2595	280,102

The following table discloses the terms, interest rate, and balance of these notes:

Lender	Principal Balance	Interest Rate	Loan Origination	Maturity Date	Collateral
Mark Bergson (1)	$25,000	25.00%	May 12, 2016	May 26, 2016 (in default)	None
Lower Foods (2)	$350,000	6.00%	April 21,2016	April 21,2017 (in default)	Income on AR
Bank of Utah	$900,000	6.25%	June 25, 2008	July 1, 2018 (paid off March 2016)	Real Estate

(1)	As of December 31, 2016 and 2015, the note payable with Mark Bergson has a total balance outstanding of $52,550 and $0, respectively. These amounts include accrued interest and penalties of $27,550 and $0 as of December 31, 2016 and 2015, respectively, and are recorded in accounts payable and accrued liabilities on the balance sheet.

(2)	As of December 31, 2016 and 2015, the note payable with Lower Foods has a total balance outstanding of $357,815 and $0, respectively. These amounts include accrued interest of $9,556 and $0 as of December 31, 2016 and 2015, respectively, and are recorded in accounts payable and accrued liabilities on the balance sheet.

Note 5 Related Party Loans

During the years ending December 31, 2016 and 2015, the Company had related party loans of $316,746 and $205,930, respectively, The loans are non-interest bearing and were to pay for the day-to-day operations of the Company. Imputed interest was calculated using a rate of 7.5% and $19,917 and $0 was recorded for the years ending December 31, 2016 and 2015, respectively.

	2016	2015
Wyn Ward	$20,000	10,000
Erik Durrant	92,446	2,630
Kent Durrant	196,000	185,000
Lori Durrant	8,300	8,300
	$316,746	205,930

The following table discloses the terms, interest rate, and balance of the related party loans:

Lender	Principal Balance	Interest Rate	Loan Origination	Maturity Date	Collateral
Wyn Ward (Loan 1)	$10,000	0.00%	April 1, 2015	Paid off April 2015	None
Wyn Ward (Loan 2)	$10,000	0.00%	October 31, 2015	June 1, 2017	None
Wyn Ward (Loan 3)	$10,000	0.00%	February 29, 2016	June 1, 2017	None
Erik Durrant	$92,446	0.00%	March 30, 2015	June 1, 2017	None
Kent Durrant	$196,000	0.00%	July 1, 2016	June 1, 2017	None
Lori Durrant	$8,300	0.00%	April 23, 2011	June 1, 2017	Laser Printer

Each of the above notes except for the Wyn Ward Loan #1 is currently in default as indicated above.

Note 6 Line of Credit

The following table discloses the terms, interest rate, and balance of the Company’s Line of Credit:

Lender	Principal Balance	Interest Rate	Loan Origination	Maturity Date	Balance as of Dec. 31, 2016	Balance as of Dec. 31, 2015	Monthly Payment
Chase Bank Line of Credit	$149,532	Prime Rate plus 3.50%	August 1, 2014	August 1, 2021	$99,688	$121,049	$1,780

Line of Credit Collateral is as follows:

This line of credit is secured by all accounts, chattel paper, equipment, general intangibles and inventory

The future minimum line of credit payments required are as follows:

Year ending December 31,	Amount
2017	$22,307
2018	$23,063
2019	$24,094
2020	$25,406
2021	$4,818
Total minimum payments required	$99,688

Note 7 Leases

Capital Leases

The Company has two separate equipment leases with a total balance of $487,750 and accumulated amortization of $221,934 and $152,256 included in property and equipment on the balance sheet as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, amortization expense was $69,678 and $69,678, respectively.

The following table itemizes and details the Company’s current lease obligations:

	Lessor	Purpose of Lease	Date of Agreement	Length of Lease	Monthly Payment
1	M2 LEASING	MACHINE LEASE	9/20/2012	10/30/2017	$2,609
2	US BANK FINANCE	MACHINE LEASE	6/4/2014	6/4/2020	$5,012

The future minimum capital lease payments are as follows:

Year ending December 31,	Amount
2017	$83,637
2018	$53,162
2019	$55,827
2020	$48,357
Total minimum payments required	$240,983

Operating Leases

The Company’s facilities located in Richmond, Utah that are utilized for manufacturing are leased and the monthly payment for that lease is $5,879 per month.

	Lessor	Purpose of Lease	Date of Agreement	Length of Lease	Monthly Payment
1	Lowers Foods	Building/Facility	4/21/2016	36 Months	$5,879

The future minimum lease payments required are as follows:

Year ending December 31,	Amount
2017	$70,548
2018	$70,548
2019	$23,516
Total minimum payments required	$164,612

Note 8 Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of December 31, 2016, the fair value of the Company’ s derivative liabilities was $2,747,122.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2015	$—
Derivative balances assumed in merger	3,930,629
Additions	2,621,096
Change in fair value	(3,804,603)
Balance at December 31, 2016	$2,747,122

The fair values of derivative instruments were estimated using the Black Scholes valuation model based on the following weighted-average assumptions:

Convertible Debt
Instruments
Risk-free rate	1.21%
Expected volatility	435.56%
Expected life	1 year

Note 9 Stockholders ‘ Deficit

The total common shares outstanding as of December 31, 2016 was 114,815,781 and total preferred shares outstanding as of December 31, 2016 was 500,000,000.

The preferred shares have voting power equal to 51 percent of the total combined voting power of all classes of stock entitled to vote on any matter. These shares do not hold any liquidation, dividend or conversion rights.

In the year ended December 31, 2016, the Company issued 16,500,000 shares of common stock to convert $412,500 in outstanding convertible notes.

Note 10 Income Taxes

The reconciliation of the provision (benefit) for income tax expense for the years ended December 31, 2016 and 2015 with the expected income tax was as follows:

	2016	2015

Current Tax Provision:
Federal income tax (benefit) at statutory rate (15%)	$305,739	$(17,646)
State tax (benefit) at rate of 5%	101,913	(5,882)
Pre-merger pass-through income of Alpine Industries, LLC	(107,400)	—
Derivatives (net)	(343,701)	—
Change in valuation allowance	43,449	23,528

Total current tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2016 and 2015, as follows:

	2016	2015

Net operating loss carryforwards	$981,566	$938,117
Less - Valuation allowance	(981,566)	(938,117)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2016 and 2015, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2016, the Company had approximately $4,909,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.t

The Company did not identify any material uncertain tax positions. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the years ended December 31, 2016 and 2015, the Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has elected to file consolidated returns, in which the prior Net Operating Losses of Adama as the parent company for tax purposes survive the merger, but as the accounting acquire, its other deferred tax assets do not. Prior to the reverse merger, Alpine was a pass-through entity whose losses passed through to its members.

The Company has filed income tax returns in the United States. The tax years of 2016, 2015 and 2014 are still open for examination by taxing authorities as the statute of limitation is 3 years

Note 11 Pending Litigation

On October 25, 2012, JS Barkats PLLC filed a breach of contract action against the Company and a former officer, Aviram Malik in the Supreme Court of New York, for breach of contract relating to a funding transaction in June 2012. The Complaint, which was apparently served on former management but was never answered or otherwise responded to by former management and which was never disclosed in our prior episodic filings, seeks to recover $45,395 in a cash finders ‘ fee allegedly due plus 2.5 percent of our issued and outstanding common stock as of the date the fee was earned, plus forfeiture of all of the common stock, warrants and options owned by Aviram Malik, individually. As a result of the failure to respond to the action, the plaintiff has been awarded a default judgement which was entered on December 15, 2015 for a cash amount of $182,300 and 2.5% of the fully diluted common stock issued and outstanding of Adama Technologies Corporation which is currently valued at $32,885 for a total amount of $248,490 which has been recorded as judgement payable on the balance sheet.

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

Note 12 – Acquisition of Alpine Industries, LLC

On November 23, 2016, Adama Technologies completed its acquisition of Alpine Industries, LLC. Unaudited pro forma results of operations data for the fiscal years ending December 31, 2016 and 2015 as if the companies had been combined as of January 1, 2015. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the reverse merger had been in effect on the date indicated or which may result in the future.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues	$2,880,248	$2,468,657
Cost of Goods Sold	2,082,662	2,107,697
Gross Profit	797,586	360,960

Expenses:

General and Administrative	14,957,282	351,001
Depreciation and Amortization	83,043	97,545
Consulting	8,526,000	180,000
Total Operating Expenses	23,566,325	628,546

Income(Loss) From Operations	(22,768,739)	(267,586)

Other Income (Expenses)
Gain on Sale of Asset	228,018	—
Forgiveness of debt	—	22,030
Judgment	—	(248,490)
Loss of extinguishment of debt	—	(497,500)
Convertible note premium	—	371,640
Gain/(Loss) on Derivatives	(1,956,894)	25,333
Interest Expense	(1,059,042)	(106,115)
Total Other Income/(Expense)	(2,787,918)	(433,102)

Net Income/(Loss) before Income Taxes	(25,556,657)	(700,688)

Income Tax Expense	—	—
Net Income/(Loss)	(25,556,657)	(700,688)

Note 13 Subsequent Events

In the process of seeking merger and acquisition opportunities, Adama has been able to successfully complete 3 additional transactions subsequent to the filing period of December 31, 2016. Each of these transactions gives Adama increased opportunity to earn revenue and increase shareholder value.

Transaction #1: On April 29, 2017, Adama completed the asset purchase of SafeGuard PII in which Adama acquired the technology products within SafeGuard PII. Safeguard protects families and businesses from identity theft which has become the number one crime in the nation.

The terms of the transaction with Safeguard were an asset purchase of the technology in software for $2,000,000 payable in restricted shares of stock. Additionally, the Company appointed the founder of Safeguard, Mr. Mark Brown, to an advisory position and named him the director of sales in order to help better market and sale the assets acquired.

Transaction #2 Subsequent to this filing period, Adama Technologies negotiated and completed an asset acquisition of several technology platforms called Prenr, Trove and Generation H.E.R.O. from Element 99, LLC. In this transaction, Adama Technologies acquired a 25% participation of these technologies and platforms within their own sales environments. This transaction is pending the Company becoming current in their financial reporting obligations with the SEC.

Transaction #3: Subsequent to this filing period, Adama Technologies negotiated the acquisition of EZ Mart Food Stores, Inc. This acquisition included the assignment of two contracts to purchase convenience store operations in Cusseta, Alabama and Holiday, Florida. These operations are currently generating $10 million and $8 million in annualized revenue respectively. Both properties are set to close in the fourth quarter of 2017.

Common Stock Issuances
Subsequent to this filing period ending December 31, 2016, the Company issued 42,401,250 shares of stock for a variety of operational and acquisition purposes. The following represents shares issued subsequent to this filing period:

Number of Shares	Purpose
4,000,000	Consulting, management and support services to support the Alpine Acquisition.
4,500,000	Legal services from Lance Mays
10,500,000	Debt conversion resulting in $475,000 reduction of convertible debt liability.
23,401,250	Issued for the purpose of securing additional acquisitions as detailed in Transaction 1, 2 and 3 of Note 13 (subsequent events) above.
Total: 42,401,250 Shares

Convertible Notes Issued
Subsequent to this filing period ending December 31, 2016, the Company issued four additional convertible notes.

On February 2, 2017, the Company entered in convertible note agreement with a private and accredited investor, Vincent & Rees, LC, in the amount of $56,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on February 2, 2018. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%.

On February 22, 2017, the Company entered in convertible note agreement with a private and accredited investor, Power Up Lending Group Ltd., in the amount of $35,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on February 22, 2018. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%.

On March 9, 2017, the Company entered in convertible note agreement with a private and accredited investor, Chienn Consulting, LLC., in the amount of $53,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on March 9, 2018. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%.

On May 1, 2017, the Company entered in convertible note agreement with a private and accredited investor, Marp, LLC., in the amount of $30,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on May 1, 2018. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%.