Form 10-Q
period 2017-03-31
Adama Technologies Corp
filed 2017-10-25
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

1) Yes ☐ No ☒

2) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.

☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes x No o

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).

Yes    No 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. 

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Company’s most recently completed fiscal quarter.

Approximately $2,122,429 based upon $.0135 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

The number of shares of the issuer’s common stock issued and outstanding as of October 1, 2017 was 157,217,031 shares.

 Cautionary Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, ” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factor could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

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

As used in this quarterly report, “Adama,” the “Company,” “we,” “us,” or “our” refer to Adama Technologies Corp., unless otherwise indicated.

ADAMA TECHNOLOGIES CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended March 31, 2017.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q for Adama Technologies Corporation (the “Company”) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this quarterly report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this quarterly report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in this Form 10-Q under Item 1A.

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

The company had previously announced 3 additional acquisitions including Safeguard PII, Element 99, LLC. And EZ Mart Food Stores, Inc. After a careful cashflow assessment of each of the business operations, the company has decided to place those acquisition on hold pending additional financing that it is in the process of pursuing. The company and management felt that it would be most prudent to ensure that financing was in place before placing the burden of additional operations and cash requirements on the company.

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

Over the last several years, we have been funding our operations through the sale of both equity and debt securities. We have $787,689 worth of convertible notes outstanding at March 31, 2017 (net of unamortized discount).

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

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be traded on the OTC Markets, under the ticker symbol ADAC.

Historic Trading Prices - Adama Technologies Corp.
Year	2016 - 2017

	Quarter 1 – 2017	Quarter 2 - 2016	Quarter 3 - 2016	Quarter 4 - 2016
	Jan – Mar	Apr - Jun	Jul - Sept	Oct - Dec
High	.45	0.23	0.38	1.08
Low	0.19	0.05	0.08	0.10

Holders

As of March 31, 2017, there were 129,815,781 shares of our common stock issued and outstanding, which were held by stockholders of record.

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

There were 129,815,781 shares issued in the fiscal quarter ended March 31, 2017.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

In the quarter ended March 31, 2017 the Company generated $173,805 in quarterly revenue compared to $0 in 2016. Cost of sales was $454,359 for the quarter ended March 31, 2017 and $0 for the quarter ended March 31, 2016. Our gross revenue substantially increased in 2016 and 2017 due to the acquisition of Alpine Industries and this adjusted our business operations between those years. Our operating expenses in the quarter ended March 31, 2017 amounted to $267,540 as compared to $0 for the quarter ended March 31, 2017.

Our net loss in the quarter ended March 31, 2017, was -$1,334,384 as compared to the net loss of $32,735 during the quarter ended March 31, 2016. The major change in 2016 was due to a change in the fair value of derivatives as well as the additional business operations of Alpine Industries.

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

We had $0 cash on hand at March 31, 2017, compared to none at March 31, 2016.

Our revenue for the quarter ended March 31, 2017 was $173,805 compared to $0 for the quarter ended March 31, 2016. Again, this change is because of the business acquisition and operations of Alpine Industries. Within that business, 2015 produced numerous contracts that had already been awarded were completed and then in 2016 the Company was able to bid on numerous additional contracts that we hope to be awarded in 2017 and 2018.

Additionally, we plan to use 2017 and 2018 to develop the other three products we have acquired to enable those transactions to begin to yield revenue. Those products as itemized in Note 13 (Subsequent Events) each have operational and cash flow demands that we will also have to consider in the upcoming year. The Company plans to raise capital to finance those requirements through the issuance of convertible notes that will offer the company additional liquidity.

At March 31, 2017, we had $787,689 in principal amount of outstanding convertible notes, net of debt discount.

The proceeds from loans as well as cash on hand is being used to fund the operations of our current operations including our two technology deals, as well as the continued operations within Alpine Industries.

The following table provides detailed information about our net cash flows for the quarters ended March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
Net cash used in operating activities	$1,106,461	$7,752
Net cash provided by (used in) investing activities	$0	$0
Net cash provided by financing activities	$177,811	$0
Net increase(decrease) of cash	$1,284,272	$7,752

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

During the quarter ended March 31, 2017, cash provided by investing activities was $00 compared to cash used in investing activities of $0 the prior year.

Cash provided by financing activities for the quarter ended March 31, 2017 was $177,811 compared to $0 from the prior year.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, has concluded that our disclosure controls and procedures are not effective at a reasonable assurance level based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Our management, including our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework in Internal Control - Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the COSO-2013 criteria. Based on the assessment performed, management believes that as of December 31, 2016, our internal control over financial reporting was not effective based upon the COSO-2013 criteria. Additionally, based on management’s assessment, we determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2016.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of March 31, 2017.

Name	Age	Positions and Offices Held

Eric Sills Brandon Rushing	49 32	Chief Executive Officer, Chief Financial/Accounting Officer, Secretary and Director Vice President, Chief Operating Officer, Director

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

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership
Keith Rosenblum	25,000,000	19.2%
Rowen Pfeifer	25,000,000	19.2%
	50,000,000	38.4%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate families of the foregoing had or is to have a direct or indirect material interest during the quarter ended March 31, 2017.

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

	December 31, 2016	December 31, 2015
Audit Fees	$4,000	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

ADAMA TECHNOLOGIES CORP.

Date: October 23, 2017	By:	/s/ Eric Sills
Eric Sills
Chief Executive Officer & Chief Financial Officer

ADAMA TECHNOLOGIES CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

ADAMA TECHNOLOGIES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

	March 31,	March 31,
	2017	2016

Assets
Current Assets
Cash	$0	$—
Prepaid Expenses and Other Current Assets	36,500	—
Inventory	1,523,740	—
Accounts Receivable	14,769	—
Total current assets	1,575,009	—

Property and Equipment	267,489	—

Total Assets	$1,842,497	$—

Liabilities & Stockholders' Equity/(Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities	$588,528	$151,580
Client Deposits	1,044,589	—
Bank Overdraft	32,038	—
Current Portion of Notes Payable	112,359	3,000
Loans from Related Parties	317,861	22,500
Current Portion of Line of Credit	22,307	—
Current Portion of Capital Leases	37,422	—
Convertible Notes Payable, Net of Discount	787,689	393,750
Judgement Payable	248,490	—
Derivative Liability	1,956,105	147,667
Total Current Liabilities	7,020,582	718,497

Long-Term Debt
Notes Payable, Less Current Portion	319,561	—
Capital Leases, Less Current Portion	452,269	—
Line of Credit, Less Current Portion	70,275	—
Total Long-Term Debt	842,104	—

Total Liabilities	5,989,492	718,497

Stockholders' Equity/(Deficit)
Preferred Stock, $.0001 par value, 500,000,000 million authorized 500,000,000 and 1,000,000 shares issued and outstanding at March 31, 2017 and 2016, respectively	8,500	1,000
Common Stock, $.0001 par value, 500,000,000 million authorized 129,815,781 and 328,851,197 shares issued and outstanding at March 31, 2017 and 2016, respectively	12,982	32,885
Additional Paid-In Capital	(2,834,093)	17,790,957
Retained Earnings(Deficit)	(1,334,384)	(18,543,339)
Total Stockholders' Equity/(Deficit)	(4,146,995)	(718,497)

Total Liabilities & Stockholders’ Equity/(Deficit)	1,842,497	—

The accompanying notes are an integral part of these financial statements.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

ADAMA TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2017 and 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016

Revenues	$173,805	$—
Cost of Goods Sold	454,359	—
Gross Profit	-280,553	—

Expenses:

General and Administrative	248,529	20,248
Depreciation and Amortization	19,011	—
Other General and Administrative	—	—
Total Operating Expenses	267,540	20,248

Income(Loss) From Operations	-548,093	(20,248)

Other Income (Expenses)
Gain on Sale of Asset	412	—
Gain/(Loss) on Derivatives	-791,017	1,439
Interest Expense	4,314	(13,926)
Total Other Income(Expenses)	786,291	(12,487)

Net income/(loss) Before Income Taxes	-1,334,384	(32,375)

Income Tax Expense	—	—
Net Income/(Loss)	-1,334,384	(32,487)

Net Gain/(Loss) Per Share - Basic	$-0.001	$(0.00)
Net Gain/(Loss) Per Share - Diluted	$-0.003	$(0.00)

Weighted Average Number of Shares - Basic	149,618,110	357,235,811
Diluted	185,275,282	357,235,811

The accompanying notes are an integral part of these financial statements.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

  ADAMA TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

	March 31, 2017	March 31, 2016

Operating Activities:
Net Income (Loss)	(1,334,384)	(117,641)
Adjustments to reconcile net income(loss) to cash used in operating activities:
Gain on Sale of Property and Equipment	412	—
Depreciation and Amortization	19,011	97,545
Accretion of Debt Discount	0	—
Imputed interest	4,314	—
Gain on Derivative Liability	(719,017)	—
Changes in operating assets and liabilities
Accounts Receivable	14,769	(17,813)
Prepaid & Other Current Assets	36,500
Inventory	1,523,740	467,818
Accounts Payable and Accrued Liabilities	588,528	410,007
Client Deposits	1,044,589	(877,135)
Net Cash Used in Operating Activities	1,106,461	(37,219)

Investing Activities
Proceeds from Sale of Property and Equipment	—	—
Purchase of Property and Equipment	—	(1,699)
Net Cash Provided by (Used in) Investing Activities	—	(1,699)

Financing Activities
Bank Overdraft	32,038	15,830
Repayment on Note Payable	(112,359)	(87,977)
Repayment on Line of Credit	(22,307)	(21,361)
Repayment on Capital Leases	(37,422)	(87,943)
Proceeds from Related Parties	317,861	207,630
Repayment to Related Parties	—	(10,000)
Capital Distribution	—	(11,000)
Proceeds From Notes Payable	—	—
Net Cash Provided by Financing Activities	177,811	5,179

Net Increase(Decrease) in Cash	1,284,811	(33,739)
Cash, Beginning of Period	—	33,739
Cash, End of Period	—	—

Supplemental Disclosure of Cash Flow Information
Cash Paid during the period for:
Income Taxes	—	—
Interest	4,314	43,308
Non-cash investing and financing activities
Stock Issued for Acquisitions	—	—
Liabilities Assumed in Recapitalization	$—	$—
Common Shares Issued Upon Conversion of Promissory Notes	10,500,000	$—
Convertible Notes Issued to Settle Accounts Payable	$144,000	$—

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

The accompanying notes are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF MEMBER AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

	Common Stock,		Preferred Stock,				Total
	$0.0001 Par Value		$0.0001 Par Value		Additional	Retained	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Earnings (Deficit)	Equity (Deficit)
Balance, Decembe]r 31, 2015	8,000,000	800	—	—	258,925	-1,198,205	-938,480

Reverse merger recapitalization	90,315,781	9,032	500,000,000	8,500	-6,678,085	—	-6,660,553

Imputed Interest	19,917	19,917

Shares issued for conversion of debt	16,500,000	1,650	—	—	410,850	—	412,500

Net Income 2016	—	—	—	—	—	2,038,261	2,038,261

Balance, December 31, 2016	114,815,781	$11,482	500,000,000	$8,500	$-5,987,593	$840,056	$-5,127,555

Balance, January 1, 2017	114,815,781	$11,482	500,000,000	$8,500	$-5,987,593	$840,056	$-5,127,555

Distributions	15,000,000	1,500	—	—	3,153,500	0	3,155,000

Net loss March 31, 2017	—	—	—	—	—	-2,174,440	-2,174,440

Balance, March 31, 2017	129,815,781	12,982	500,000,000	8,500	-2,834,093	-1,334,384	-4,146,995

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

ADAMA TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

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

Cash

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There were no cash and cash equivalents at March 31, 2017 and 2016.

Inventory

All inventory is work in process and consists of products, materials, parts and labor and is carried at the lower of cost or market. The Company capitalizes costs on all contracts until the contract is completed. At March 31, 2017, the Company had $1,523,740 in inventory compared to $0 in March 31, 2016.

Shipping and Handling Costs

The Company includes shipping and handling costs as part of costs of goods sold.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $0 advertising or marketing costs during the quarters ended March 31, 2017 and 2016.

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

Revenue Recognition

The Company recognizes revenue from sales at the time a contract is completed. Any payment received from customers before a contract is completed is deferred and recorded as customer deposits until the contract is completed. At March 31, 2017 and 2016, we had $1,044,589 and $0 in customer deposits, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements. The Company is evaluating the effects of the adoption of this ASU to its consolidated financial statements.

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

.

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

Note 8 Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 3, some of which contain derivative features. As of December 31, 2016, the fair value of the Company' s derivative liabilities was $2,747,122.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2015	$—
Derivative balances assumed in merger	3,930,629
Additions	2,621,096
Change in fair value	(3,804,603)
Balance at December 31, 2016	$2,747,122
New Balance as of March 31, 2017	1,956,105

The fair values of derivative instruments were estimated using the Black Scholes valuation model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	1.21%
Expected volatility	435.56%
Expected life	1 year

Note 9 Stockholders ' Deficit

The total common shares outstanding as of March 31, 2017 was 129,815,781 and total preferred shares outstanding as of March 31, 2017 was 500,000,000.

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

Note 10 Income Taxes

The reconciliation of the provision (benefit) for income tax expense for the years ended December 31, 2016 and 2015 with the expected income tax was as follows:

	2016	2015

Current Tax Provision:

Federal income tax (benefit) at statutory rate (15%)	$305,739	$(17,646)
State tax (benefit) at rate of 5%	101,913	(5,882)
Pre-merger pass-through income of Alpine Industries, LLC	(107,400)	—
Derivatives (net)	(343,701)	---
Change in valuation allowance	43,449	23,528

Total current tax provision	$—	$—

The Company had deferred income tax assets as of December 31, 2016 and 2015, as follows:

	2016	2015

Net operating loss carryforwards	$981,566	$938,117
Less - Valuation allowance	(981,566)	(938,117)

Total net deferred tax assets	$—	$—

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

Note 13 Subsequent Events

 Common Stock Issuances
Subsequent to this filing period ending March 31, 2017, the Company issued 15,000,000 shares of stock for a variety of operational and acquisition purposes. The following represents shares issued subsequent to this filing period:

Number of Shares	Purpose
4,500,000	Legal services from Lance Mays
10,500,000	Debt conversion resulting in reduction of convertible debt liability.

Total: 15,000,000 Shares

Convertible Notes Issued

Subsequent to this filing period ending March 31, 2017, the Company issued four additional convertible notes.

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

On May 19, 2017, the Company entered in convertible note agreement with a private and accredited investor, Horizon Phoenix Enterprises, LLC., in the amount of $71,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on May 19, 2018. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%.

On June 4, 2017, the Company entered in convertible note agreement with a private and accredited investor, SARJ, LLC., in the amount of $44,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on June 4, 2018. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%.