Form 10-Q
period 2017-06-30
Adama Technologies Corp
filed 2017-10-25
CIK 1422222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

Quarter Ended June 30, 2017.

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

Over the last several years, we have been funding our operations through the sale of both equity and debt securities. We have $932,689 worth of convertible notes outstanding at June 30, 2017 (net of unamortized discount).

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

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be traded on the OTC Markets, under the ticker symbol ADAC.

Historic Trading Prices - Adama Technologies Corp.
Year	2016 - 2017

	Quarter 1 – 2017	Quarter 2 - 2017	Quarter 3 - 2016	Quarter 4 - 2016
	Jan – Mar	Apr - Jun	Jul - Sept	Oct - Dec
High	.45	0.117	0.38	1.08
Low	0.19	0.0281	0.08	0.10

Holders

As of June 30, 2017, there were 157,217,031 shares of our common stock issued and outstanding, which were held by stockholders of record.

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

There were 157,217,031 shares issued in the fiscal quarter ended June 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

In the quarter ended June 30, 2017 the Company generated $239,297 in quarterly revenue compared to $0 in 2016. Cost of sales was $503,511 for the quarter ended June 30, 2017 and $0 for the quarter ended June 30, 2016. Our gross revenue substantially increased in 2016 and 2017 due to the acquisition of Alpine Industries and this adjusted our business operations between those years. Our operating expenses in the quarter ended June 30, 2017 amounted to $365,855 as compared to $0 for the quarter ended June 30, 2017.

Our net loss in the quarter ended June 30, 2017, was $27,183 as compared to the net loss of $32,735 during the quarter ended June 30, 2016. The major change in 2016 was due to a change in the fair value of derivatives as well as the additional business operations of Alpine Industries.

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

We had $10,541 cash on hand at June 30, 2017, compared to none at June 30, 2016.

Our revenue for the quarter ended June 30, 2017 was $239,297 compared to $0 for the quarter ended June 30, 2016. Again, this change is because of the business acquisition and operations of Alpine Industries. Within that business, 2015 produced numerous contracts that had already been awarded were completed and then in 2016 the Company was able to bid on numerous additional contracts that we hope to be awarded in 2017 and 2018.

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

At June 30, 2017, we had $932,689 in principal amount of outstanding convertible notes, net of debt discount.

The proceeds from loans as well as cash on hand is being used to fund the operations of our current operations including our two technology deals, as well as the continued operations within Alpine Industries.

The following table provides detailed information about our net cash flows for the quarters ended June 30, 2017 and 2016.

	June 30, 2017	June 30, 2016
Net cash used in operating activities	$749,018	$7,752
Net cash provided by (used in) investing activities	$1,095	$0
Net cash provided by financing activities	$273,153	$0
Net increase(decrease) of cash	$1,023,265	$7,752

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers as of June 30, 2017.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate families of the foregoing had or is to have a direct or indirect material interest during the quarter ended June 30, 2017.

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

JUNE 30, 2017 AND 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

ADAMA TECHNOLOGIES CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

	June 30,	June 30,
	2017	2016
Assets
Current Assets
Cash	$10,541	$—
Prepaid Expenses and Other Current Assets	36,500	—
Inventory	1,523,740	—
Accounts Receivable	20,327	—
Total current assets	1,591,108	—

Property and Equipment	250,293	—

Total Assets	$1,841,400	$—

Liabilities & Stockholders' Equity/(Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities	$666,993	$151,580
Client Deposits	1,044,589	—
Bank Overdraft	100,030	—
Current Portion of Notes Payable	113,393	3,000
Loans from Related Parties	314,351	22,500
Current Portion of Line of Credit	22,307	—
Current Portion of Capital Leases	37,422	—
Convertible Notes Payable, Net of Discount	144,000	393,750
Judgement Payable	248,490	—
Derivative Liability	1,369,893	147,667
Total Current Liabilities	4,061,468	718,497

Long-Term Debt
Notes Payable, Less Current Portion	243,401	—
Capital Leases, Less Current Portion	320,393	—
Line of Credit, Less Current Portion	68,336	—
Total Long-Term Debt	632,130	—

Total Liabilities	4,693,598	718,497

Stockholders' Equity/(Deficit)
Preferred Stock, $.0001 par value, 500,000,000 million authorized 500,000,000 and 1,000,000 shares issued and outstanding at June 30, 2017 and 2016, respectively	8,500	1,000
Common Stock, $.0001 par value, 500,000,000 million authorized 129,815,781 and 328,851,197 shares issued and outstanding at June 30, 2017 and 2016, respectively	15,722	32,885
Additional Paid-In Capital	(2,343,535)	17,790,957
Retained Earnings(Deficit)	(532,885)	(18,543,339)
Total Stockholders' Equity/(Deficit)	(2,852,199)	(718,497)

Total Liabilities & Stockholders’ Equity/(Deficit)	1,841,400	—

The accompanying notes are an integral part of these financial statements.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

ADAMA TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED JUNE 30, 2017 and 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016

Revenues	$239,297	$—
Cost of Goods Sold	503,511	—
Gross Profit	-264,214	—

Expenses:

General and Administrative	327,833	20,248
Depreciation and Amortization	38,022	—
Other General and Administrative	—	—
Total Operating Expenses	365,855	20,248

Income(Loss) From Operations	-630,069	(20,248)

Other Income (Expenses)
Gain on Sale of Asset	1,095	—
Gain/(Loss) on Derivatives	586,213	1,439
Interest Expense	15,579	(13,926)
Total Other Income(Expenses)	602,886	(12,487)

Net income/(loss) Before Income Taxes	-27,183	(32,375)

Income Tax Expense	—	—
Net Income/(Loss)	-27,183	(32,487)

Net Gain/(Loss) Per Share - Basic	$-0.0001	$(0.00)
Net Gain/(Loss) Per Share - Diluted	$0	$(0.00)

Weighted Average Number of Shares - Basic	157,200,567	357,235,811
Diluted	157,217,031	357,235,811

The accompanying notes are an integral part of these financial statements.

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

ADAMA TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED JUNE 30, 2017 AND 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

	June 30, 2017	June 30, 2016

Operating Activities:
Net Income (Loss)	(27,183)	(117,641)
Adjustments to reconcile net income(loss) to cash used in operating activities:
Gain on Sale of Property and Equipment	1,095	—
Depreciation and Amortization	38,022	97,545
Accretion of Debt Discount	0	—
Imputed interest	15,579	—
Gain on Derivative Liability	586,213	—
Changes in operating assets and liabilities
Accounts Receivable	20,327	(17,813)
Prepaid & Other Current Assets	36,500
Inventory	0	467,818
Accounts Payable and Accrued Liabilities	78,466	410,007
Client Deposits	0	(877,135)
Net Cash Used in Operating Activities	749,018	(37,219)

Investing Activities
Proceeds from Sale of Property and Equipment	—	—
Purchase of Property and Equipment	—	(1,699)
Net Cash Provided by (Used in) Investing Activities	—	(1,699)

Financing Activities
Bank Overdraft	100,030	15,830
Repayment on Note Payable	113,393	(87,977)
Repayment on Line of Credit	22,307	(21,361)
Repayment on Capital Leases	37,422	(87,943)
Proceeds from Related Parties	—	207,630
Repayment to Related Parties	—	(10,000)
Capital Distribution	—	(11,000)
Proceeds From Notes Payable	—	—
Net Cash Provided by Financing Activities	273,153	5,179

Net Increase(Decrease) in Cash	1,023,265	(33,739)
Cash, Beginning of Period	—	33,739
Cash, End of Period	10,541	—

Supplemental Disclosure of Cash Flow Information
Cash Paid during the period for:
Income Taxes	—	—
Interest	15,579	43,308
Non-cash investing and financing activities
Stock Issued for Acquisitions	27,401,250	—
Liabilities Assumed in Recapitalization	$—	$—
Common Shares Issued Upon Conversion of Promissory Notes	—	$—
Convertible Notes Issued to Settle Accounts Payable	$145,000	$—

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

The accompanying notes are an integral part of these financial statements.

ADAMA TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF MEMBER AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE QUARTERS ENDED JUNE 30, 2017 AND 2016

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED

	Common Stock,		Preferred Stock,				Total
	$0.0001 Par Value		$0.0001 Par Value		Additional	Retained	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Earnings (Deficit)	Equity (Deficit)
Balance, January 1, 2017	114,815,781	$11,482	500,000,000	$8,500	$-5,987,593	$840,056	$-5,127,555

Distributions	15,000,000	1,500	—	—	3,153,500	0	3,155,000

Net loss March 31, 2017	—	—	—	—	—	-2,174,440	-2,174,440

Balance, March 31, 2017	129,815,781	12,982	500,000,000	8,500	-2,834,093	-1,334,384	-4,146,995

Distributions	27,401,250	2,740	—	0	490,558	0	493,298

Net loss June 30, 2017	—	0	—	0	0	801,499	801,499

Balance, June 30, 2017	157,217,031	15,722	500,000,000	8,500	-2,343,535	-532,885	-2,852,198

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

Cash

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents. There was $10,541 of cash on has in the quarter ended June 30, 2017 and compared to $0 June 30, 2016.

Inventory

All inventory is work in process and consists of products, materials, parts and labor and is carried at the lower of cost or market. The Company capitalizes costs on all contracts until the contract is completed. At June 30, 2017, the Company had $1,523,740 in inventory compared to $0 in June 30, 2016.

Shipping and Handling Costs

The Company includes shipping and handling costs as part of costs of goods sold.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $0 advertising or marketing costs during the quarters ended June 30, 2017 and 2016.

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

Revenue Recognition

The Company recognizes revenue from sales at the time a contract is completed. Any payment received from customers before a contract is completed is deferred and recorded as customer deposits until the contract is completed. At June 30, 2017 and 2016, we had $1,044,589 and $0 in customer deposits, respectively.

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

On April 1, 2015, the Company converted $52,500 of compensation owed into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 30, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $69,312.

On April 1, 2015, the Company converted $30,000 of compensation owed into a convertible promissory note with a third party. The note bears interest at 8% per annum and was due on June 30, 2016. The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a fixed price of $0.0015. This note is in default and the total balance outstanding as of December 31, 2016 was $39,607.

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

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Derivative Liabilities:
Balance at December 31, 2015	$—
Derivative balances assumed in merger	3,930,629
Additions	2,621,096
Change in fair value	(3,804,603)
Balance at December 31, 2016	$2,747,122
New Balance as of June 30, 2017	1,369,893

The fair values of derivative instruments were estimated using the Black Scholes valuation model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	1.21%
Expected volatility	435.56%
Expected life	1 year

Note 9 Stockholders ' Deficit

The total common shares outstanding as of June 30, 2017 was 157,217,781 and total preferred shares outstanding as of June 30, 2017 was 500,000,000.

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

Note 13 Subsequent Events

Common Stock Issuances
Subsequent to this filing period ending June 30, 2017, the Company issued 15,000,000 shares of stock for a variety of operational and acquisition purposes. The following represents shares issued subsequent to this filing period:

Number of Shares	Purpose
27,401,250	Shares Issued for Initial Acquisition Payment of EZ Mart Food Stores, Inc.

Total: 15,000,000 Shares

Convertible Notes Issued
Subsequent to this filing period ending June 30, 2017, the Company issued four additional convertible notes.

On July 16, 2017, the Company entered in convertible note agreement with a private and accredited investor, SARJ, LLC., in the amount of $90,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on July 16, 2018. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%.

On August 19, 2017, the Company entered in convertible note agreement with a private and accredited investor, Horizon Phoenix Enterprises, LLC., in the amount of $62,000, unsecured, accruing interest at a 12% interest rate, with principal and interest amounts due and payable upon maturity on June 4, 2018. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time at a 40% discount to the current market value. The Company has determined that the conversion feature in this note is considered to be a derivative. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates of 1.21%; Dividend rate of 0%; and, historical volatility rate of 435.56%.